Form 10-Q
period 1996-06-30
FEDERATED PURCHASER INC
filed 1996-08-02
CIK 34977

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements















                     FEDERATED PURCHASER, INC.


            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                      APRIL 30, 1996 AND 1995

                     FEDERATED PURCHASER, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS


                              ASSETS

                                            April 30,  October 31,
                                              1996        1995
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                     $  131,801  $  186,515
  Investments - marketable securities            -         99,744
  Accounts receivable, less allowance
    for doubtful accounts of $28,835 at
    April 30, 1996 and $22,835 at
    October 31, 1995, respectively            540,683     486,389
  Inventories                                 398,565     392,282
  Prepaid expenses and sundry receivables      44,932      36,868
  Note receivable                              20,000        -
  Restrictive covenant receivable              22,500      22,500

  TOTAL CURRENT ASSETS                      1,158,481   1,224,298

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $110,028 and $103,684        37,260      43,132

OTHER ASSETS:
  Note receivable - over one year             165,000     210,000
  Security deposits                            10,845      10,845
  Restrictive covenant - over one year         35,625      46,875
  Other                                        80,654      70,454

  TOTAL OTHER ASSETS                          292,124     338,174

TOTAL ASSETS                               $1,487,865  $1,605,604


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt        $   10,624  $   10,624
  Accounts payable                            383,659     283,325
  Accrued expenses                             47,352      58,474

  TOTAL CURRENT LIABILITIES                   441,635     352,423

LONG-TERM DEBT, net of current portion         13,761      19,073

DEFERRED INCOME                                58,125      69,375

TOTAL LIABILITIES                             513,521     440,871

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares  171,976     171,976
  Additional paid-in capital                1,692,342   1,692,342
  Accumulated deficit                        (828,896)   (638,507)
    Total                                   1,035,422   1,225,811
  Less:  Treasury stock at cost                61,078      61,078

  TOTAL STOCKHOLDERS' EQUITY                  974,344   1,164,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,487,865  $1,605,604


                                (1)

                         FEDERATED PURCHASER, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                (Unaudited)






                                 Three Months Ended       Six Months Ended
                                      APRIL 30,               APRIL 30,
                                  1996           1995      1996       1995

SALES                              $1,058,900  $1,051,348  $1,998,139 $1,897,068

COSTS AND EXPENSES (INCOME):
  Cost of sales                       817,527     815,252   1,544,162 1,466,993
  Selling, shipping and general
    and administrative                338,782     347,349     656,748   684,346
  Interest expense                        707         707       1,414     2,083
  Depreciation and amortization         3,172       2,553       6,344     5,106
  Restrictive covenant                 (5,625)     (5,625)    (11,250)   (9,375)
  Interest income                      (2,917)     (9,103)     (9,390)  (19,648)
  Other income                              -      (7,950)          -    (8,715)
  Loss on sale of subsidiary                -           -           -   182,791

  TOTAL COSTS AND EXPENSES (INCOME) 1,151,646   1,143,183   2,188,028 2,303,581

LOSS BEFORE PROVISION FOR
  INCOME TAXES                        (92,746)    (91,835)   (189,889)(406,513)

PROVISION FOR INCOME TAXES                  -         450         500      950

NET LOSS                           $ (92,746)  $ (92,285)  $(190,389) $(407,463)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         1,611,317   1,611,317   1,611,317  1,618,192

LOSS PER COMMON SHARE              $     (.06) $     (.06) $     (.12) $   (.25)

CASH DIVIDEND PER COMMON SHARE     $      .00  $      .00  $      .00 $      .00


















                                    (2)

                         FEDERATED PURCHASER, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED APRIL 30, 1996 AND 1995

                                (Unaudited)





                                                                            Common Stock
                                                                               Held in
                                                   Additional   Retained       Treasury
                               COMMON STOCK         Paid-in     Earnings        AT COST
                              SHARES     AMOUNT     CAPITAL     (DEFICIT)    SHARES  AMOUNT

BALANCES - November 1, 1994  1,719,758   $171,976  $1,692,342   $ (92,445)   19,552  $16,633


  Net loss                        -          -           -       (407,463)     -        -


  Purchase of treasury stock      -          -           -           -       88,889   44,445


BALANCES - April 30, 1995    1,719,758   $171,976  $1,692,342   $(499,908)  108,441  $61,078


BALANCES - November 1, 1995  1,719,758   $171,976  $1,692,342   $(638,507)  108,441  $61,078


  Net loss                        -          -           -      (190,389)      -        -


BALANCES - April 30, 1996    1,719,758   $171,976  $1,692,342  $(828,896)   108,441  $61,078























                                    (3)

                     FEDERATED PURCHASER, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED APRIL 30, 1996 AND 1995

                            (Unaudited)



                                                1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                           	        $ (190,389) $ (407,463)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization     	     6,344       5,106
      Allowance for doubtful accounts                6,000       6,000
      Loss on divestiture of Freedom
        Electronics Corp.                                -     182,791
      Freedom Electronics Corp., net assets and
        liabilities disposed of                          -    (127,802)
      Deferred income taxes                              -       7,867
      (Increase) decrease in operating assets:
        Accounts receivable                        (60,294)   (204,291)
        Inventories                                 (6,283)    (76,497)
        Prepaid expenses and sundry receivables     (8,064)     49,287
      Increase (decrease) in operating liabilities:
        Accounts payable                           100,334     (17,370)
        Accrued expenses                           (11,122)    (44,302)

  NET CASH USED BY OPERATING ACTIVITIES           (163,474)   (626,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on divestiture of Freedom
    Electronics Corp.                                    -     755,845
  Purchase of marketable securities                      -    (286,224)
  Sale of marketable securities                     99,744      91,401
  Proceeds of note receivable                       25,000           -
  Purchase of property and equipment                  (472)          -
  Increase in association membership costs         (10,200)    (10,200)

  NET CASH PROVIDED BY INVESTING ACTIVITIES        114,072     550,822

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Payments on notes payable and long-term debt      (5,312)   (70,432)

NET DECREASE IN CASH                               (54,714)  (146,284)

CASH - beginning                                   186,515    225,015

CASH - ending                                   $  131,801  $  78,731


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                   $    1,414  $   2,083

    Income taxes                               $     -     $     789




                                (4)

                     FEDERATED PURCHASER, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED APRIL 30, 1996 AND 1995

                            (Unaudited)







                                               1996        1995

NON-CASH INVESTING AND FINANCING ACTIVITY:

  Divestiture of Freedom Electronics Corp.,
    summarized as follows:
      Selling price                         $     -     $1,100,290

      Less:  Note receivable                      -       (210,000)
             Restrictive covenant                 -        (90,000)
             Treasury stock                       -        (44,445)

      Cash received                         $     -     $  755,845


































                            (Concluded)

                                (5)

                     FEDERATED PURCHASER, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      APRIL 30, 1996 AND 1995

                            (Unaudited)






NOTE 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996 and the results of operations for the six months ended April 30, 1996 and 1995.

NOTE 2

The results of operations for the six months ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.





































                                (6)

Item 2.
                     FEDERATED PURCHASER, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (UNAUDITED)

RESULTS OF OPERATIONS

The Company recognized a loss of $190,389 for the six months ended April 30, 1996 on net sales of $1,998,139 compared to a loss of $407,463 on net sales of $1,897,068 for the six months ended April 30, 1995. The loss of $407,463 for the six months ended April 30, 1995 included a loss of $182,791 on the divestiture of the Company's subsidiary, Freedom Electronics Corp. ("Freedom"). The net loss for the three months ended April 30, 1996 was $92,746 as compared to a net loss of $92,285 for the prior period in 1995.

Net sales were $1,998,139 for the six months ended April 30, 1996 as compared to $1,897,068 for the same period in 1995, an increase of $101,071, or 5.3%, over the prior year. Net sales were $1,058,900 for the three months ended April 30, 1996 as compared to $1,051,348 for the prior period in 1995, an increase of $7,552, or 0.7%, over the prior year. The increase in net sales for the six months ended April 30, 1996 represents a renewed effort by management to increase sales by expanding its customer base while preserving its present customer base. However, despite the relative improvement of sales realized by the Company during fiscal 1995 and for the six months ended April 30, 1996, management expects that further improvement in the Company's sales along with a reduction in operating costs will be required to return the Company to profitability. There can be no assurances that the Company will be successful in its efforts to increase sales, reduce costs or improve profitability. The likelihood of achieving sales increases is diminished by a variety of factors, including the loss of certain customers due to the departure of key sales personnel, intense competition and certain other industry trends. In addition, certain gains in net sales by the Company have necessarily been achieved at lower gross margins, which has mitigated the impact of such sales gains on the Company's profitability. As a result, there can be no assurances that any increase in sales activity can be maintained, or that such sales increase will be achieved at gross profit margins sufficient to return the Company to profitability.

Cost of sales were $1,544,162 for the six months ended April 30, 1996 compared to $1,466,993 for the six months ended April 30, 1995. Cost of sales were $817,527 for the three months ended April 30, 1996 compared to $815,252 the three months ended April 30, 1995. The increase in cost of sales for both the six months and three months ended April 30, 1996 versus the respective prior comparable periods is the result of the Company's increased sales volume. The gross profit percentage for the six months ended April 30, 1996 was 22.8% as compared to 22.7% for the comparable period in 1995. The gross profit percentage for the three months ended April 30, 1996 was 22.8% as compared to 22.5% for the comparable period in 1995.

Selling, shipping and general and administrative expenses were $656,748 for the six months ended April 30, 1996 as compared to $684,346 for the six months ended April 30, 1995, a decrease of $27,598, or 4.1%. For the three months ended April 30, 1996, selling, shipping and general and administrative expenses were $338,782 as compared to $347,349 for the prior comparable period in 1995, a decrease of $8,567, or 2.5%. The decrease is the result of a reduction in costs attributable to office salaries, data processing salaries, warehouse salaries and insurance costs, partially offset by an increase in sales salaries and non-recurring severance payments due certain employees as a result of management's recent decision to downsize the Company's labor force.

                                (7)

                     FEDERATED PURCHASER, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (UNAUDITED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $546,062 for the year ended October 31, 1995 and the operating loss of $190,389 for the six months ended April 30, 1996. Moreover, the Company's liquidity position may be negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, decrease the Company's sales levels, gross profit margins, or both. While the Company enhanced its short-term liquidity position through the one-time receipt of $755,845 in cash from the divestiture of Freedom, a substantial portion of those proceeds have been used to sustain operations during fiscal 1995 and for the six months ending April 30, 1996. The Company's ability to satisfy its fixed costs of operations will depend upon management's success in increasing sales, maintaining or improving gross margins, reducing operating costs and securing additional lines of credit from outside lenders. There can be no assurances that the Company's liquidity position will not continue to be impaired both in the short-term and in the future.

Cash and cash equivalents decreased by $54,714 for the six months ended April 30, 1996 compared to a decrease of $146,284 for the six months ended April 30, 1995. The decrease of $54,714 for the six months ended April 30, 1996 is attributable to the operating loss of $190,389, an increase of $60,294 in accounts receivable, a $11,122 decrease in accrued expenses and a $10,200 increase in association membership costs, partially offset by the sale of $99,744 in marketable securities, the collection of $25,000 in notes receivable and an increase of $100,334 in accounts payable. The collection of $25,000 in notes receivable is due to Federated's renegotiation of certain payment terms relating to debt owed by Freedom to Federated as a result of the Divestiture.

The cash decrease of $146,284 for the six months ended April 30, 1995 was primarily attributable to the $407,463 loss for the operating period and the $182,791 loss resulting from the Divestiture, as well as an increase of $204,291 in accounts receivable, an increase of $76,497 in inventories and a decrease of $49,287 in prepaid expenses. The cash used by these operating activities was partially offset by the Company's generation of $550,822 in cash from investing activities, primarily from the receipt of $755,845 in proceeds from the Divestiture. A portion of the Divestiture proceeds were also used to retire $70,432 in long-term debt, purchase a net amount of $194,823 in marketable securities and pay a $10,200 increase in association membership costs.

During the six months ended April 30, 1995, the Company paid off a note payable in the amount of $63,999 and long-term debt in the amount of $6,433. The note was pursuant to a credit line agreement with New Jersey National Bank which had previously been withdrawn by the bank. The note was secured by accounts receivable and inventory of the Company. As part of the consideration received in connection with the divestiture of Freedom, Federated was relieved of its obligations under a note payable to United Jersey Bank in the amount of $250,000. Federated had been a guarantor of this obligation of Freedom.



                                (8)

                     FEDERATED PURCHASER, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (UNAUDITED)






LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company currently has no access to any outside sources of capital, except for approximately $24,000 outstanding under an existing equipment financing arrangement. While management continues to seek new sources of financing from other financial institutions, no such arrangement has yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves. There can be no assurances that the Company's cash reserves will be sufficient to satisfy the Company's financing requirements or that the Company's inability to obtain capital from outside sources will not impair its ability to continue future operations.

The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company's accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

The Company's balance sheet at April 30, 1996 reflects working capital of $696,846 as compared to $1,012,172 at April 30, 1995, which represents a decrease of $315,326.

The Company's stockholders' equity is $974,344 at April 30, 1996 equivalent to a book value per share of $.61.


























                                (9)

PART II - OTHER INFORMATION

                     FEDERATED PURCHASER, INC.
                         OTHER INFORMATION
                      APRIL 30, 1996 AND 1995

                            (Unaudited)



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

None

(b)     REPORTS ON FORM 8-K


The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the six months ended April 30, 1996 other than which has been reported.

Form 8-K filed on November 30, 1994 in regard to the divestiture of Freedom Electronics Corp.

Form 8-K filed on December 20, 1994 in regard to the change in registrant's certifying accountant.

There were no securities of the Company sold by the Company during the six months ended April 30, 1996, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by
Section 4(2) of the Act.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FEDERATED PURCHASER, INC.
                                      (Registrant)





				      /s/Harry J. Fallon
				      ------------------------------
                                      Harry J. Fallon, President and
                                      Principal Accounting Officer




Date



                               (10)

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    APRIL 30, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
Commission file number     1-4310


                   FEDERATED PURCHASER, INC.
      (Exact name of registrant as specified in its charter)

      NEW YORK                             22-1589344
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

       268 CLIFFWOOD AVENUE, CLIFFWOOD, NEW JERSEY 07721
              (Address of principle executive offices)
                              (Zip Code)

               (908) 290-2900
        (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding  of  each of the issuer's classes
of common stock, as of the latest practicable date.   As  of  June 6, 1996,
there are 1,719,758 shares of common stock outstanding.