Form 10-Q
period 1996-07-31
FEDERATED PURCHASER INC
filed 1996-10-02
CIK 34977

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JULY 31, 1996

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 17, 1995, there are 1,719,758 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements















                     FEDERATED PURCHASER, INC.


                 CONSOLIDATED FINANCIAL STATEMENTS


                      JULY 31, 1996 AND 1995

                     FEDERATED PURCHASER, INC.
                    CONSOLIDATED BALANCE SHEETS



                              ASSETS

                                      	           July 31,    October 31,
                                     	             1996         1995
                                       	         (Unaudited)
CURRENT ASSETS:
  Cash                                 	          $  128,626     $  186,515
  Investments - marketable securities                   -            99,744
  Accounts receivable, less allowance
    for doubtful accounts of $31,835 at
    July 31, 1996 and $22,835 at
    October 31, 1995                                  439,735       486,389
  Inventories                                         398,714       392,282
  Prepaid expenses and sundry receivables              23,831        36,868
  Note receivable                                      20,000          -
  Restrictive covenant receivable                      24,375        22,500

  TOTAL CURRENT ASSETS                 		     1,035,281    1,224,298

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $113,200 and $103,684 	        34,087       43,132

OTHER ASSETS:
  Note receivable - over one year                      160,000      210,000
  Security deposits                                     10,845       10,845
  Restrictive covenant receivable - over one year       30,000       46,875
  Other                                                 85,754       70,454

  TOTAL OTHER ASSETS                                   286,599      338,174

TOTAL ASSETS                                        $1,355,967   $1,605,604

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                $   10,624    $   10,624
  Accounts payable                                    319,493       283,325
  Accrued expenses                                     65,813        58,474

  TOTAL CURRENT LIABILITIES                           395,930       352,423

LONG-TERM DEBT, net of current portion                 11,105        19,073

DEFERRED INCOME                                        54,375        69,375

TOTAL LIABILITIES                                     461,410       440,871

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    issued and outstanding, 1,719,758 shares          171,976       171,976
  Additional paid-in capital                        1,692,342     1,692,342
  Accumulated deficit                                (908,683)     (638,507)
    Total                                             955,635     1,225,811
  Less:  Treasury stock at cost                        61,078        61,078

  TOTAL STOCKHOLDERS' EQUITY                          894,557     1,164,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,355,967    $1,605,604



                                (1)

                         FEDERATED PURCHASER, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                (Unaudited)




                                     Three Months Ended           Nine Months Ended
                                            JULY 31,                   JULY 31,
                                         1996       1995           1996       1995
SALES                                $1,009,865   $1,173,644    $3,008,004   $3,070,712

COSTS AND EXPENSES (INCOME):
  Cost of sales                         789,204      864,610    2,333,366    2,331,603
  Selling, shipping and general
    and administrative                  304,259      321,451      961,007    1,005,797
  Interest expense                          707          707        2,121        2,790
  Depreciation and amortization           3,172        2,872        9,516        7,978
  Restrictive covenant                   (3,750)      (5,625)     (15,000)     (15,000)
  Interest income                        (4,440)      (6,688)     (13,830)     (26,336)
  Other income                             -          (1,157)        -          (9,872)
  Loss on sale of subsidiary               -            -            -         182,791

  TOTAL COSTS AND EXPENSES (INCOME)   1,089,152    1,176,170    3,277,180    3,479,751

LOSS BEFORE PROVISION FOR
  INCOME TAXES                          (79,287)      (2,526)    (269,176)    (409,039)

PROVISION FOR INCOME TAXES                  500         -           1,000          950

NET LOSS                             $  (79,787)   $  (2,526)  $ (270,176)  $ (409,989)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           1,611,317    1,611,317    1,611,317    1,615,875

LOSS PER COMMON SHARE                      (.05)         .00         (.17)        (.25)

CASH DIVIDEND PER COMMON SHARE              .00          .00          .00          .00

















                                    (2)

                          FEDERATED PURCHASER, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED JULY 31, 1996 AND 1995

                                 (Unaudited)






                                                                                Common Stock
                                                                                  Held in
                                          	     Additional                   Treasury
                                 COMMON STOCK         Paid-in	  Accumulated      AT COST
                                SHARES      AMOUNT    CAPITAL       (DEFICIT)   SHARES   AMOUNT

BALANCES - November 1, 1994	1,719,758   $171,976  $1,692,342  $ (92,445) 	19,552	 $16,633


  Net loss                           -          -           -      (409,989)      -         -


  Purchase of treasury stock         -          -           -         -         88,889    44,445


BALANCES - July 31, 1995        1,719,758   $171,976  $1,692,342  $(502,434)   108,441   $61,078




BALANCES - November 1, 1995     1,719,758   $171,976  $1,692,342  $(638,507)   108,441   $61,078


  Net loss                           -          -           -      (270,176)      -         -


BALANCES - July 31, 1996        1,719,758   $171,976  $1,692,342  $(908,683)   108,441   $61,078




















                                     (3)

                     				FEDERATED PURCHASER, INC.
               				 CONSOLIDATED STATEMENTS OF CASH FLOWS
             				NINE MONTHS ENDED JULY 31, 1996 AND 1995

                            				(Unaudited)


                                                        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (270,176)  $ (409,989)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                      9,516        7,978
      Allowance for doubtful accounts                    9,000        9,000
      Accrued interest income                             -          (3,013)
      Loss on divestiture of Freedom
        Electronics Corp.                                 -         182,791
      Freedom Electronics Corp., net assets and
        liabilities disposed of                           -        (127,802)
      Deferred income taxes                               -           7,866
      (Increase) decrease in operating assets:
        Accounts receivable                             37,654     (235,397)
        Inventories                                     (6,432)      (3,987)
        Prepaid expenses and sundry receivables		13,037       47,697
      Increase (decrease) in operating liabilities:
        Accounts payable                        	36,168       34,548
        Accrued expenses                                 7,339      (46,278)

  NET CASH USED BY OPERATING ACTIVITIES               (163,894)    (536,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on divestiture of Freedom
    Electronics Corp.                                     -         755,845
  Purchase of marketable securities                       -        (286,224)
  Redemption of marketable securities                   99,744       91,401
  Purchase of property and equipment                      (471)        -
  Proceeds on note receivable                           30,000         -
  Increase in association membership costs
    and other assets                                   (15,300)     (15,300)

  NET CASH PROVIDED BY INVESTING ACTIVITIES            113,973      545,722

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and long-term debt          (7,968)     (71,967)
  Proceeds from bank and equipment loans                  -            -

  NET CASH USED BY FINANCING ACTIVITIES                 (7,968)     (71,967)

NET DECREASE IN CASH                                   (57,889)     (62,831)

CASH - beginning                                       186,515      225,015

CASH - ending                                       $  128,626   $  162,184


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                        $    2,121   $    2,790

    Income taxes                                    $     -      $      789



                                (4)

                     FEDERATED PURCHASER, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
             NINE MONTHS ENDED JULY 31, 1996 AND 1995

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




































                                (5)

                     FEDERATED PURCHASER, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 31, 1996 AND 1995

                            (UNAUDITED)







NOTE 1

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of July 31, 1996 and the results of operations for the nine months ended July 31, 1996 and 1995.

NOTE 2

The results of operations for the nine months ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.





































                                (6)

Item 2.

                     FEDERATED PURCHASER, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (UNAUDITED)




OPERATING RESULTS

The Company recognized a loss of $270,176 for the nine months ended July 31, 1996 on net sales of $3,008,004 compared to a loss of $409,989 on net sales of $3,070,712 for the nine months ended July 31, 1995. The loss of $409,989 for the nine months ended July 31, 1995 included a loss of $182,791 on the divestiture of the Company's subsidiary, Freedom Electronics Corp. ("Freedom"). The net loss for the three months ended July 31, 1996 was $79,787, or $77,261 greater than the net loss of $2,526 for the comparable period in 1995, and is primarily a result of a deterioration in the Company's sales levels during the past three months.

Net sales were $3,008,004 for the nine months ended July 31, 1996 as compared to $3,070,712 for the comparable period in 1995, a decrease of $62,708, or 2.1% less than the prior year. Net sales were $1,009,865 for the three months ended July 31, 1996 as compared to $1,173,644 for the comparable period in 1995, a decrease of $163,779, or 14% for the comparable period in 1995. This decrease in sales levels for both the nine months and three months ended July 31, 1996 represents a reversal of moderate sales increases experienced by the Company during the previous six months of the 1996 fiscal year and is due to intense competition particularly in the Northeast United States, and trends adversely affecting the electronics industry. These competitive circumstances continue to negatively impact the Company's sales volume and gross margins, both of which must improve in the short term for the Company to improve its results of operations. The likelihood of achieving the necessary increases in both sales volume and gross profit continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has forced management to seek sales increases through price reductions, and certain other industry trends which continue to adversely impact smaller electronics distributors. While management continues its efforts to improve the Company's sales while preserving its current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary.

Cost of sales were $2,333,366 or 77.6% of sales for the nine months ended July 31, 1996, compared to $2,331,603 or 75.9% of sales for the nine months ended July 31, 1995. Cost of sales were $789,204 or 78.1% of sales for the three months ended July 31, 1996, compared to $864,610 or 73.7% of sales for the three months ended July 31, 1995. The gross profit percentage for the nine months ended July 31, 1996 was 22.4% as compared to 24.1% for the comparable period in 1995. The gross profit percentage for the three months ended July 31, 1996 was 21.9% as compared to 26.3% for the comparable period in 1995. This increase in cost of sales as a percentage of sales and the corresponding reduction in gross profit percentage for both the nine months and three months ended July 31, 1996 is the result of increased competition within the industry and management's strategic decision to attempt to improve the Company's sales volume and operating results by reducing prices to its customers.




                                (7)

                     FEDERATED PURCHASER, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (UNAUDITED)


OPERATING RESULTS (CONTINUED)

Selling, shipping and general and administrative ("SSG&A") expenses were $961,007 for the nine months ended July 31, 1996 as compared to $1,005,797 for the nine months ended July 31, 1995, a decrease of $44,790, or 4.5%. For the three months ended July 31, 1996, selling, shipping and general and administrative expenses were $304,259 as compared to $321,451 for the prior comparable period in 1995, a decrease of $17,192, or 5.3%. The decrease is the result of a reduction in costs attributable to office salaries, data processing salaries, warehouse salaries and insurance costs, partially offset by an increase in sales salaries and non-recurring severance payments due certain employees as a result of management's recent decision to downsize the Company's labor force. Management anticipates that further reductions in SSG&A expenses will be necessary to reverse the Company's negative results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $546,062 for the year ended October 31, 1995 and the operating loss of $270,176 for the nine months ended Jule 31, 1996. Moreover, the Company's liquidity position may be negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, decrease the Company's sales levels, gross profit margins, or both. While the Company enhanced its short-term liquidity position through the one-time receipt of $755,845 in cash from the divestiture of Freedom, a substantial portion of those proceeds have been used to sustain operations during fiscal 1995 and for the nine months ending July 31, 1996. The Company's ability to satisfy its fixed costs of operations will depend upon management's success in increasing sales, improving gross margins, reducing operating costs and securing additional lines of credit from outside lenders. There can be no assurances that the Company's liquidity position will not continue to be impaired both in the short-term and in the future.

Cash and cash equivalents decreased by $57,889 for the nine months ended July 31, 1996 compared to a decrease of $62,831 for the nine months ended July 31, 1995. For the nine months ended July 31, 1996, the Company used net cash of $163,894 from operating activities primarily as a result of the operating loss of $270,176, a decrease of $37,654 in accounts receivable, a $43,507 increase in accounts payable and accrued expenses. The Company generated cash from investing activities of $113,973 for this period primarily from the sale of $99,744 in marketable securities, the collection of $30,000 in notes receivable, partially offset by a $15,300 increase in association membership costs. The collection of $30,000 in notes receivable is due to Federated's renegotiation of certain payment terms relating to debt owed by Freedom to Federated as a result of the Divestiture.






                                (8)

                     FEDERATED PURCHASER, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (UNAUDITED)






LIQUIDITY AND CAPITAL RESOURCES (Continued)

The cash decrease of $62,831 for the nine months ended July 31, 1995 was primarily attributable to the $409,989 loss for the operating period including the $182,791 loss resulting from the Divestiture, as well as an increase of $235,397 in accounts receivable, and a decrease of $47,697 in prepaid expenses. The cash used by these operating activities was partially offset by the Company's generation of $545,722 in cash from investing activities, primarily from the receipt of $755,845 in proceeds from the Divestiture. A portion of the Divestiture proceeds were also used to purchase a net amount of $194,823 in marketable securities and to pay a $15,300 increase in association membership costs.

During the nine months ended July 31, 1995, the Company paid off a note payable in the amount of $63,999 and long-term debt in the amount of $7,968. The note was pursuant to a credit line agreement with New Jersey National Bank which had previously been withdrawn by the bank. The note was secured by accounts receivable and inventory of the Company. As part of the consideration received in connection with the divestiture of Freedom, Federated was relieved of its obligations under a note payable to United Jersey Bank in the amount of $250,000. Federated had been a guarantor of this obligation of Freedom.

The Company currently has no access to any outside sources of capital, except for approximately $22,000 outstanding under an existing equipment financing arrangement. While management has sought and will continue to seek new sources of financing from other financial institutions, no such arrangement has yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves which continue to deteriorate as a result of the Company's recurring operating losses. There can be no assurances that the Company's current cash reserves will be sufficient to satisfy the Company's financing requirements or that the Company's inability to obtain capital from outside sources will not impair its ability to continue future operations.

The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company's accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

The Company's balance sheet at July 31, 1996 reflects working capital of $639,351 as compared to $1,005,882 at July 31, 1995, which represents a decrease of $366,531.

The Company's stockholders' equity is $894,557 at July 31, 1996 equivalent to a book value per share of $.56.





                                (9)

PART II - OTHER INFORMATION

                     FEDERATED PURCHASER, INC.
                         OTHER INFORMATION
                      JULY 31, 1996 AND 1995

                            (Unaudited)



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

None

(b)     REPORTS ON FORM 8-K


The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the nine months ended July 31, 1996 other than which has been reported.

Form 8-K filed on November 30, 1994 in regard to the divestiture of Freedom Electronics Corp.

Form 8-K filed on December 20, 1994 in regard to the change in registrant's certifying accountant.

There were no securities of the Company sold by the Company during the three months ended July 31, 1996, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by Section 4(2) of the Act.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FEDERATED PURCHASER, INC.
                                      (Registrant)






                                      Harry J. Fallon, President and
                                      Principal Accounting Officer





Date
				(10)