Form 10-Q/A
period 1996-07-31
FEDERATED PURCHASER INC
filed 1996-11-27
CIK 34977

                             FORM 10-Q/A

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


                                      FEDERATED PURCHASER, INC.
                                      (Registrant)



				      /S/ HARRY J. FALLON
				      ------------------------------
                                      Harry J. Fallon, President and
                                      Principal Accounting Officer





Date
				(10)