Form 10-K
period 1996-10-31
FEDERATED PURCHASER INC
filed 1997-01-29
CIK 34977

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996        COMMISSION FILE
       NUMBER: 0-7235

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM ................ TO ................

                           FEDERATED PURCHASER, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                  22-1589344
    (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

        268 CLIFFWOOD AVENUE
        CLIFFWOOD, NEW JERSEY                              07721
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (908) 290-2900
                               _________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                             TITLE OF EACH CLASS:

                         Common Stock, $.10 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes    X   No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the 1,158,240 shares of the common stock of the Registrant held by non-affiliates on January 7, 1997 based upon the average of the bid and asked prices was approximately $335,093. The number of shares of the registrant's common stock outstanding as of January 7, 1997 was 1,611,317 shares, par value $.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 30, 1997.

                           FEDERATED PURCHASER, INC.

                             Cross Reference Sheet


     Form 10-K                Heading(s) in Proxy Statement for
     ITEM NO.                 THE ANNUAL MEETING OF SHAREHOLDERS

10.  Directors and            Election of Directors
     Executive                Executive Officers
     Officers of the
     Registrant

11.  Executive                Compensation of Directors
     Compensation              and Executive Officers

12.  Security                 Voting Securities and Principal
     Ownership of               Holders
     Certain Bene-
     ficial Owners
     and Management

13.  Certain Relation-        Compensation Committee Interlocks
     ships and Related         and Insider Participation
     Transactions

               The balance of this page is intentionally blank.

                               TABLE OF CONTENTS

                  ITEM                                               PAGE


PART I.     1.  Business                                              3

            2.  Properties                                            6

            3.  Legal Proceedings                                     6

            4.  Submission of Matters to a Vote of
                  Security Holders                                    6


PART II.    5.  Market for Company's Common
                  Equity and Related Stockholder
                  Matters                                             7

            6.  Selected Financial Data                               8

            7.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operation                                        9

            8.  Financial Statements and Supplementary
                  Data                                               15

            9.  Disagreements on Accounting and
                  Financial Disclosure                               28


PART III.   10. Directors and Executive Officers of
                  the Company                                        28

            11. Executive Compensation                               28

            12. Security Ownership of Certain
                  Beneficial Owners and Management                   28

            13. Certain Relationships and Related
                  Transactions                                       28


PART IV.    14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K

SIGNATURES

                                    PART I

ITEM 1. BUSINESS.

      A. GENERAL DEVELOPMENT OF BUSINESS

      Federated Purchaser, Inc. ("Federated") was incorporated in the state of New York in 1928. On November 15, 1994, the Company divested Freedom, Electronics, Inc. a subsidiary acquired in July 1989 (the "Divestiture"). This Divestiture was based upon a strategic decision by management to re-focus its efforts on the Company's traditional core business: the marketing of a broad range of electronics components and related equipment to industrial customers.

      Unless  otherwise  noted,  references   herein  to  the  "Company"  means
Federated and its subsidiary.

      B. SIGNIFICANT FACTORS

        1. CONTINUING SIGNIFICANT LOSSES; ACCUMULATED DEFICIT

        The Company has experienced significant and continuous operating losses amounting to $1,832,502 during the past five operating periods. For the years ended October 31, 1996 ("fiscal 1996"), October 31, 1995 ("fiscal 1995"),
October 31, 1994 ("fiscal 1994"), October 31, 1993 ("fiscal 1993") and October 31, 1992 ("fiscal 1992"), the Company incurred losses of $414,826, $546,062,
$373,849,  $315,621 and $182,144, respectively.  As of October  31,  1996,  the
Company's accumulated deficit was $1,053,333. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".


        2. IMPAIRED LIQUIDITY

        The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including continued losses from operations. During fiscal 1996, the Company used net cash of $190,456 for operating activities, primarily as a result of the net loss of $414,826 for the year. Since the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. While the Company enhanced its short-term liquidity position through the one-time receipt of $755,845 in cash from the Divestiture, those proceeds have been used to finance the Company's operations during the past two operating periods. At October 31, 1996, the Company's cash reserves amounted to $95,918, which could be insufficient to finance the Company's operations throughout the upcoming operating period unless (i) the Company's results of operations improve significantly, or (ii) management is able to secure financing from an outside source. To date, management has been unable to negotiate such financing from any outside source on acceptable terms. There can be no assurances that the Company's cash reserves will be sufficient to satisfy the Company's operating or financing requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        3. AUDIT REPORT - UNCERTAINTY

           As a result of the Company's repeated operating losses, impaired liquidity and current lack of access to any outside source of financing, the Company's independent accountants have included an explanatory paragraph raising substantial uncertainty as to the Company's ability to continue as a going concern in their audit report. See Note 2 of the Company's Consolidated Financial Statements.


        4. NEGATIVE TRENDS IMPACTING SMALL ELECTRONICS DISTRIBUTORS; INTENSE COMPETITION

        The Company's sales levels have been and may continue to be negatively impacted by a variety of factors, including the slowdown in the electronics segment of the national economy and the loss of certain customers due to the departure of key sales personnel to competitors. Management believes that certain industry trends, such as customers migrating from smaller to larger distributors and the increase in the relative volume of business conducted directly between suppliers and manufacturers, have negatively impacted smaller electronics distributors such as the Company. In addition, the Company faces intense competition from numerous substantially larger companies having greater resources, larger staffs, more extensive facilities and equipment, and which offer a broader range of products, than the Company. In view of these factors, there can be no assurances that the Company will be able to return to profitability.


      C. NARRATIVE DESCRIPTION OF BUSINESS

      PRINCIPAL PRODUCTS AND SERVICES

      Federated and its wholly-owned subsidiary are engaged in one segment of the electronics industry: the assembly and marketing of a broad range of electronic parts, components and related equipment (including, for example, such items as semi-conductors, wire, transformers, relay systems, capacitors and electronic tubes) to industrial customers.

      The Company conducts its business through its two locations in Cliffwood, New Jersey, and Allentown, Pennsylvania, and through the direct solicitation of certain industrial customers by the Company's own sales personnel.

      The Company assembles and markets a broad range of products, none of which accounted for 15% or more of the Company's consolidated revenues during fiscal 1996, fiscal 1995 or fiscal 1994.

      SOURCES AND AVAILABILITY OF RAW MATERIALS

      The products marketed and distributed by the Company are obtained either through distributorship agreements or are otherwise normally available to the Company from a number of commercial sources on a competitive basis. While the Company has not generally experienced difficulties in obtaining such products, a supplier of electronic parts to Federated terminated the Company's appointment as a distributor in 1993. There can be no assurances that the Company will not be terminated by any of its other suppliers or that any such termination will not have a material adverse impact on the Company's results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
      PATENTS, TRADEMARKS AND LICENSES

      The Company does not hold any patents, trademarks, licenses, franchises or concessions with respect to its continuing operations.

      SEASONAL BUSINESS

      The Company's business is generally not affected by seasonal factors.

      WORKING CAPITAL ITEMS

      Management believes that the Company's inventory practices and other practices which impact working capital are similar to those employed by other similarly sized distributors doing business in this segment of the electronics industry. See Item 1 "Business - Significant Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      MATERIAL CUSTOMERS

      During fiscal 1996, net sales by the Company to its largest customer comprised approximately 4% of the Company's consolidated net sales. Given the Company's current liquidity situation and the Company's need to significantly improve its sales revenues, there can be no assurances that the loss of this or any other customer would not have a material adverse effect on the Company.

      All but a nominal amount of the Company's sales are made to industrial customers within the continental United States.

      BACKLOG

      As of October 31, 1996, the Company had a firm backlog of approximately $666,687 compared to a firm backlog at October 31, 1995 of approximately $693,000.

      GOVERNMENT CONTRACTS

      No portion of the Company's business is subject to renegotiation of profits or to termination of contracts or subcontracts at the election of the Government.

      COMPETITIVE CONDITIONS

      The Company faces intense competition from numerous companies assembling and marketing products similar to those sold by the Company. Many of the Company's competitors are substantially larger than the Company, have greater resources, larger staffs, more extensive facilities and equipment, and offer a broader range of products than the Company. Competition is generally based upon price, service and breadth of product lines offered. In addition, the Company believes that the industry is moving towards a reduction in the number of distributors which service each customer, a trend which management believes favors the larger distributors and negatively impacts the Company. As a result of these factors, there can be no assurances that the Company will be able to reverse its negative operating results and return to profitability.
      RESEARCH AND DEVELOPMENT

      During fiscal 1996, the Company did not spend any amount on research and development activities.

      ENVIRONMENTAL MATTERS

      Management believes that the Company's capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State and local laws relating to the protection of the environment.

      NUMBER OF EMPLOYEES

      As of October 31, 1996, the Company had 17 employees, 2 of whom were engaged in administration, 9 in clerical and shipping positions, and 6 in sales. This represents a reduction of 4 employees from the prior operating period, all of whom were laid off in February, 1996 as part of management's plan to reduce overhead expenses. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES.

      The Company currently operates its principal administrative, sales and warehousing facilities from a 11,600 square foot facility located in Cliffwood, New Jersey. The annual rental during the current term under the terms of a 6-year net lease (i.e., the annual rental is exclusive of property taxes and all other property-connected charges payable by the Company) is $58,000. The Company also leases approximately 2,800 square feet in a building in Allentown, Pennsylvania, on a month-by-month basis for a minimum annual rental of $10,800.

      Management believes that the present facilities are adequate to meet the Company's current and reasonably foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matters to a vote of its shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since July 14, 1992, the Company's stock has been quoted on the "pink sheets" by the National Quotation Bureau, Inc. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                     BID PRICES                        ASKED PRICES
Quarter ended:                                 	    HIGH            LOW             HIGH          LOW
January 31, 1995                                    5/16             1/4              3/4          9/16
April 30, 1995                                      5/16            1/16              3/4          5/16
July 31, 1995                                        1/4             1/8              3/4          7/16
October 31, 1995                                     1/4             1/8              3/4           1/2
January 31, 1996                                     1/4             1/4              1/2          7/16
April 30, 1996                                       1/4             1/8             7/16           3/8
July 31, 1996                                       7/32            7/32              3/8           3/8
October 31, 1996                                    7/32            7/32              3/8         11/32

      At January 7, 1997, there were approximately 725 shareholders of record of the Company's Common Stock.

      Given the Company's repeated operating losses, accumulated deficit, and impaired liquidity position, management intends to retain all remaining available cash for the operation of the Company's business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future determination as to the payment of dividends on the common stock will depend upon future earnings, capital requirements, the financial condition of the Company and any other factors the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

      The consolidated selected financial data as of and for each of the five years in the period ended October 31, 1996 have been derived from the audited financial statements of the Company. This data should be read in conjunction with, and is qualified in its entirety by reference to the related financial statements and notes included elsewhere in this Report.

                                                     OCTOBER                31,

                        	         1996           1995          1994       1993            1992
     Net sales       		         $3,980,560   $4,118,799   $6,281,006   $6,245,276    $6,794,007

     Net loss from
       continuing operations		   (414,826)  (  546,062)    (373,849)    (315,621)    (182,144)

     Net loss per share
       from continuing operations	       (.26)        (.34)        (.22)        (.19)        (.11)

       Cash dividends paid 		          -            -            -            -            -

       Cash dividends paid per share 	        .00           00          .00           .00          .00

       Total assets                       1,287,324    1,605,604    2,768,863     2,788,001    2,995,410

       Working capital                      490,614      871,875    1,452,970     1,852,245    2,210,571

       Current ratio                          2.0:1        3.5:1        2.5:1         4.0:1        5.0:1

       Long-term debt                        18,955       29,697       44,989        69,613           -

       Stockholders' equity                 749,907    1,164,733    1,755,240     2,129,089    2,444,997

       Stockholders' equity per share   $       .47   $      .72   $     1.03   $      1.25   $     1.44










            See accompanying notes to consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

            The Company has experienced significant operating losses throughout the past five operating periods. For fiscal 1996, fiscal 1995, fiscal 1994, fiscal 1993 and fiscal 1992, the Company incurred losses of $414,826, $546,062, $373,849, $315,621 and $182,144, respectively. As a result of negative cash flows associated with these losses, as of October 31, 1996, working capital had decreased 79.5% to $490,614 from $2,389,580 at October 31, 1991 and the Company had an accumulated deficit of $1,053,333. While management is seeking to address these problems by increasing sales and reducing operating costs, there can be no assurances that the Company will be successful in its efforts to improve either its liquidity position or operating results. In addition, because the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. There can be no assurances that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

         In November 1994, the Company divested its subsidiary, Freedom. In accordance with generally accepted accounting principles, the divestiture of the operations of Freedom has not been accounted for as a discontinued operation because Freedom was not a separate business entity. As a result, management's discussion compares (i) the Company's results of operations for fiscal 1996 (which do not include Freedom) to the Company's results of operations for fiscal 1995 (which do not include Freedom), (ii) the Company's results of operations for fiscal 1995 (which do not include Freedom) to the Company's results of operations for fiscal 1994 (which include Freedom) and
(iii) Federated's results of operations for fiscal 1995 to Federated's Pro Forma results for fiscal 1994 (which include Freedom). Management believes this approach more accurately reflects the Company's recent financial performance.

RESULTS OF OPERATIONS

         The Company recognized losses of $414,826 for fiscal 1996, $546,062 for fiscal 1995, and $373,849 for fiscal 1994 on net sales of $3,980,560 in fiscal 1996, $4,118,799 in fiscal 1995 and $6,281,006 in fiscal 1994. The loss of $414,826 for fiscal 1996 represents a decrease of $131,234, or 24.0%, when compared to the loss for fiscal 1995, but represents an increase of $51,557 or 14.2% when allowing for the one-time charge of $182,791 attributable to the Divestiture. The loss of $546,062 for fiscal 1995 represents an increase of $172,213, or 46.1%, when compared to the loss for fiscal 1994, such increase attributable to the loss realized on the Divestiture.

         Net sales for the Company were $3,980,560 for fiscal 1996 as compared to $4,118,799 for fiscal 1995, representing a 3.4% decrease. Net sales for the Company were $4,118,799 for fiscal 1995 (after giving effect to the Divestiture) as compared to $6,281,006 for fiscal 1994, representing a 34.4% decrease. This decrease is attributable to the effects of the Divestiture, partially offset by a 20.2% increase in Federated's net sales from $3,427,049 in fiscal 1994 (without consideration of Freedom).

         The decrease in Federated's net sales for fiscal 1996 represents a reversal of the modest sales increase achieved by Federated in fiscal 1995 (after giving effect to the Divestiture). Management expects that significant further improvement in the Company's sales along with a reduction in operating costs will be required to sustain operations during the upcoming operating period ("fiscal 1997") and in the future. There can be no assurances that the Company will be successful in its efforts to increase sales, reduce costs or improve profitability. Moreover, the likelihood of achieving the necessary sales increase is diminished by a variety of factors, including the slowdown in the electronics segment of the national economy, the loss of certain customers due to the departure of key sales personnel to competitors and certain other industry trends. See Item 1 "Business - Significant Factors". In addition, prior gains in sales revenue by the Company have necessarily been achieved at lower gross margins, which has mitigated the impact of such sales gains on the Company's results of operations. As a result, there can be no assurances that any increase in sales activity can be maintained, (as evidenced by the decline in sales for fiscal 1996), or that such sales increases will be achieved at gross profit margins sufficient to return the Company to profitability. As a result of these uncertainties, the Company's independent auditors have included a paragraph which raises substantial doubt regarding the Company's ability to continue as a going concern. Moreover, if the Company does not generate sufficient cash flow to sustain operations in fiscal 1997, the Company may have to seek protection under the United States Bankruptcy Code. See, "Item 1 - Significant Factors - Audit Report - Uncertainty" and Note 2 of the Company's consolidated Financial Statements.

         Cost of sales for the Company were $3,128,019 for fiscal 1996 as compared to $3,172,060 for fiscal 1995, (after giving effect to the Divestiture) representing a decrease of $44,041. This decrease is solely attributable to lower sales volume. For fiscal 1995, cost of sales decreased 35.4% from $4,907,644 (including Freedom) to $3,172,060, as a result of the Divestiture. Cost of sales for Federated were $3,172,060 in fiscal 1995 as compared to $2,591,436 in fiscal 1994 (without consideration of Freedom), representing an increase of $580,624, or 22.4%. The increase in cost of sales for Federated in fiscal 1995 is primarily attributable to the increase in Federated's sales volume for that period as well as price increases imposed on the Company by its suppliers.

         As a percentage of sales, the Company's cost of sales were 78.6%, 77.0% and 75.6%, for fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The increase in cost of sales as a percentage of sales and corresponding lower gross margins is attributable to management's decision to rebuild the Company's sales base by reducing prices to remain competitive with the larger distributors. While Federated's sales levels for fiscal 1996 remain higher than sales for fiscal 1994 (without consideration of Freedom), the resulting decrease in gross margins has negatively impacted the Company's results of operations. Moreover, gross margins have been further reduced by price increases imposed by the Company's suppliers, most of which the Company is unable to pass along to its customers. The Company's gross profit percentage for fiscal 1996 was 22.0% as compared to 23.0% for fiscal 1995 and 24.4% for fiscal 1994. There can be no assurances that the Company's gross margins will not be further reduced in the future by intense price competition, price increases imposed by the Company's suppliers, or a combination of these factors.

         Selling, shipping, general and administrative ("SSG&A") expenses for the Company were $1,286,444, or 32.3%, of net sales for fiscal 1996 as compared to $1,353,609, or 32.9% of net sales, for fiscal 1995 and $1,687,016, or 26.9%
of net sales for fiscal 1994. The decrease of $67,165 for fiscal 1996 when compared to fiscal 1995 is the result of a reduction in costs attributable to warehouse salaries, office salaries, insurance costs and bad debt expenses, partially offset by an increase in sales salaries and non-recurring severance payments to certain employees resulting from management's decision to downsize the Company's labor force. See Item 1 "Business - Number of Employees". Management anticipates that further reductions in SSG&A expenses will be necessary to reverse the Company's negative results of operations. The decrease of $333,407 in SSG&A expenses for fiscal 1995 when compared to fiscal 1994 is attributable to the effects of the Divestiture. SSG&A expenses for Federated for fiscal 1995 were $1,353,609, or 32.9% of net sales, as compared to $1,268,985, or 37.0% of net sales for fiscal 1994 (without consideration of Freedom). The increase of $84,624 for fiscal 1995 is attributable to the increase in sales, purchasing and office salaries and expenses, while the decrease as a percentage of sales is attributable to the 20.2% increase in Federated's sales volume.

         Depreciation and amortization expenses were $11,575 for fiscal 1996, $11,260 for fiscal 1995 and $47,337 for fiscal 1994. The substantial reduction in fiscal 1996 and fiscal 1995 when compared to fiscal 1994 is attributable to the effects of the Divestiture.

         Interest earned on the Company's cash reserves and marketable securities was $14,830 for fiscal 1996 as compared to $32,530 for fiscal 1995 and $1,637 for fiscal 1994. The decrease of $17,700 for fiscal 1996 when compared to fiscal 1995 was attributable to lower cash balances which continue to deteriorate as a result of the Company's recurring operating losses. The increase of $30,893 for fiscal 1995 when compared to fiscal 1994 was the result of higher cash balances and marketable securities purchased with proceeds received from the Divestiture, all of which have been used to sustain operations during the past two operating periods.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $90,597, $38,500, $40,540 for fiscal 1996, fiscal 1995 and fiscal 1994, respectively. During fiscal 1996, the Company used net cash of $190,456 from operating activities, primarily from the $414,826 net loss for the year, partially offset by a decrease of $77,835 in inventory and an increase of $127,913 in accounts payable and accrued expenses. The Company generated cash of $110,601 from investing activities for fiscal 1996, primarily through the receipt of $99,744 on the redemption of marketable securities and the collection of $35,000 in notes receivable, partially offset by a $23,672 increase in association membership costs. The collection of $35,000 in notes receivable is due to the renegotiation by Federated of certain terms relating to debt owed by Freedom to Federated as a result of the Divestiture. During fiscal 1996, the Company used cash of $10,742 for payments on long-term debt.

         The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the $414,826 loss for fiscal 1996, the loss of $546,062 for fiscal 1995 and the loss of $373,849 for fiscal 1994. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, continue to decrease the Company's sales levels, gross profit margins, or both. While the Company enhanced its short-term liquidity position through the one-time receipt of $755,845 in cash from the Divestiture, those proceeds have been used to sustain operations during the past two operating periods. Thus, the Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operating costs, securing additional lines of credit from outside lenders or entering into other strategic alliances. Due to the Company's impaired liquidity position, negative financial performance, reliance on cash from net profits to sustain operations and certain other factors, the Company's independent auditors have raised substantial doubt regarding the Company's ability to continue as a going concern. See "Item 1 - Significant Factors - Audit Report - Uncertainty" and Note 2 to the Company's Consolidated Financial Statements. If the Company is not successful in achieving any or all of these strategic objectives, it may have to seek protection under the United States Bankruptcy Code.

         During fiscal 1995, the Company used net cash of $602,848 from operating activities, primarily as a result of the $546,062 net loss for the year, a $117,488 increase in accounts receivable, a $52,354 decrease in accounts payable and a $45,540 decrease in accrued expenses, partially offset by the effects of the Divestiture, a $51,385 decrease in prepaid expenses and a $18,546 decrease in inventories. The Company generated cash from investing activities of $638,972 for fiscal 1995, primarily from the $755,845 proceeds on the Divestiture, used cash of $286,224 to purchase marketable securities, and redeemed marketable securities of $192,439. During fiscal 1995, the Company used cash of $74,624 to pay off a note payable in the amount of $63,999 and long-term debt in the amount of $10,625.

         The Company currently has no access to any outside source of capital, except for approximately $19,000 outstanding under an existing equipment financing arrangement. While management has sought and will continue to seek new sources of financing from other financial institutions, no such arrangement has yet been established. As a result, management must meet all of its short-term capital requirements from cash from operations (if any) and existing cash reserves, which continue to deteriorate as a result of the Company's recurring operating losses. Given the magnitude of the Company's recent operating losses, there can be no assurances that the Company's current cash reserves, which were $95,918 at October 31, 1996, will be sufficient to satisfy the Company's operating and/or financial requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

         In fiscal 1994, the Company received notification from its lender that its credit line had been withdrawn and that monies borrowed in the amount of $63,999 were due and payable. This obligation was paid in full in November 1994. Prior to the Divestiture, the Company also maintained a separate agreement with another lender under which Freedom could borrow up to $250,000, such borrowings secured by Freedom's eligible inventories and accounts receivable. As of October 31, 1994, Freedom had borrowed $250,000 against this line of credit. As part of the Divestiture, the Company no longer has access to, nor obligation to repay debt incurred under, this line of credit.

         During fiscal 1994, the Company used $294,765 from operating activities, primarily as a result of the $373,849 net operating loss for the year, a $42,624 increase in inventories, a $30,001 increase in prepaid expenses and a $17,906 increase in accrued expenses. The Company used $35,150 in investing activities for equipment purchased and additional association membership costs. During fiscal 1994, the Company borrowed $400,000 on available lines-of-credit, partially offset by payments of $86,001 against the lines-of-credit and $24,624 against outstanding long-term debt.

         Federated's ratio of current assets to current liabilities at October 31, 1996 declined to 2.0:1 from 3.5:1 at October 31, 1995 (after giving effect to the Divestiture). The decrease is primarily attributable to the impact of the $414,826 operating loss on the Company's cash position. The Company had working capital of $490,614 at October 31, 1996 down $381,261, or 43.7%, from $871,875 at October 31, 1995, primarily as a result of the operating loss for that period. Working capital for Federated at October 31, 1995 declined $344,467, or 28.3% as compared to $1,216,342 for Federated at October 31, 1994 (without consideration of Freedom) and $581,095, or 40.0%, at October 31, 1994 (including Freedom).

         The future aggregate minimum commitment of the Company under its lease on its principal operating facilities is as follows:

         YEARS ENDED OCTOBER 31,                     AMOUNT
                  1997                              $58,000
                  1998                               58,000
             Due thereafter                           9,667
                                                   $125,667

         The Company's stockholders' equity in fiscal 1996 amounted to $749,907 which is equivalent to a book value per common share of $.47. In fiscal 1995 and fiscal 1994, comparable figures for stockholder's equity were $1,164,733, or $.72 per common share and $1,755,240, or $1.03 per common share.

         The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Index  to  Consolidated  Financial  Statements  and  Financial  Statement
Schedules
                                                                      	    	PAGE

      FINANCIAL STATEMENTS

          Independent Auditor's Report                                      	15

          Consolidated Balance Sheets as of October 31, 1996, 1995 and 1994 	16

          Consolidated Statements of Operations for the years ended
            October 31, 1996, 1995 and 1994                                 	18

          Consolidated Statements of Stockholders' Equity for the years ended
            October 31, 1996, 1995 and 1994                                 	19

          Consolidated Statements of Cash Flows for the years ended
            October 31, 1996, 1995 and 1994                                 	20

          Notes to Consolidated Financial Statements                        	22

      SCHEDULES

          Schedule V - Valuation and Qualifying Accounts                    	34

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Federated Purchaser, Inc.
Cliffwood, New Jersey

We have audited the consolidated balance sheets of Federated Purchaser, Inc. and its subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended October 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Purchaser, Inc. and its subsidiaries as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended October 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          BEDERSON & COMPANY LLP

                           FEDERATED PURCHASER, INC.
                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1996 AND 1995


                                    ASSETS
                                                         1996         1995

CURRENT ASSETS:
  Cash                                                $   95,918   $  186,515
  Marketable securities                                     -          99,744
  Accounts receivable, less allowance for doubtful
    accounts of $26,339 and $22,835, respectively        493,285      486,389
  Inventories                                            314,447      392,282
  Prepaid expenses and sundry receivables                 22,925       36,868
  Note receivable - Freedom Electronics Corporation       20,000         -
  Restrictive covenant receivable                         24,375       22,500

  TOTAL CURRENT ASSETS                                   970,950    1,224,298

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                           32,028       43,132

OTHER ASSETS:
  Note receivable - Freedom Electronics Corporation,
    net of current portion                               155,000      210,000
  Restrictive covenant receivable, net of
    current portion                                       24,375       46,875
  Security deposits                                       10,845       10,845
  Association membership                                  94,126       70,454

  TOTAL OTHER ASSETS                                     284,346      338,174

TOTAL ASSETS                                          $1,287,324   $1,605,604

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                   $   10,624   $   10,624
  Accounts payable                                       375,851      283,325
  Accrued expenses                                        93,861       58,474

  TOTAL CURRENT LIABILITIES                              480,336      352,423

LONG-TERM DEBT, less current portion                       8,331       19,073

DEFERRED INCOME                                           48,750       69,375

TOTAL LIABILITIES                                        537,417      440,871

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares             171,976      171,976
  Additional paid-in capital                           1,692,342    1,692,342
  Accumulated deficit                                 (1,053,333)    (638,507)
    Total                                                810,985    1,225,811
  Less:  Treasury stock, at cost                          61,078       61,078

  TOTAL STOCKHOLDERS' EQUITY                             749,907    1,164,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,287,324   $1,605,604


                         The accompanying notes are an
                  integral part of these financial statements.

                           FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994








                                          1996          1995          1994

REVENUES:
  Sales, net                           $3,980,560    $4,118,799    $6,281,006

COSTS AND EXPENSES (INCOME):
  Cost of sales                         3,128,019     3,172,060     4,907,644
  Selling, shipping, and general
    and administrative                  1,286,444     1,353,609     1,687,016
  Loss on sale of subsidiary                 -          182,791          -
  Depreciation and amortization            11,575        11,260        47,332
  Interest expense                          2,828         3,811        24,340
  Interest income                         (14,830)      (32,530)       (1,637)
  Restrictive covenant                    (20,625)      (20,625)         -
  Other income                                 -         (9,878)       (2,505)

  TOTAL COSTS AND EXPENSES (INCOME)     4,393,411     4,660,498     6,662,190

LOSS BEFORE PROVISION FOR INCOME TAXES   (412,851)     (541,699)     (381,184)

PROVISION (BENEFIT) FOR INCOME TAXES        1,975         4,363        (7,335)

NET LOSS                               $ (414,826)   $ (546,062)   $ (373,849)

LOSS PER SHARE                         $     (.26)   $     (.34)   $     (.22)




                         The accompanying notes are an
                  integral part of these financial statements.

                                   FEDERATED PURCHASER, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994






Common Stock

                                                                         Retained            Held in
                                                           Additional   Earnings            Treasury
                                       COMMON STOCK         Paid-in     Accumulated         AT COST
                                      SHARES     AMOUNT     CAPITAL      (DEFICIT)     SHARES    AMOUNT

BALANCES - October 31, 1993         1,719,758   $171,976   $1,692,342   $   281,404     19,552   $16,633
 Net loss                                -          -            -         (373,849)      -        -

BALANCES - October 31, 1994         1,719,758    171,976    1,692,342       (92,445)    19,552   16,633

  Purchase of treasury stock             -          -            -             -        88,889   44,445

  Net loss                               -          -            -         (546,062)      -        -

BALANCES - October 31, 1995         1,719,758    171,976    1,692,342      (638,507)   108,441   61,078

  Net loss                               -          -            -         (414,826)      -        -

BALANCES - October 31, 1996         1,719,758   $171,976   $1,692,342   $(1,053,333)   108,441  $61,078



                                       The accompanying notes are an
                                integral part of these financial statements.

                           FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                  1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(414,826)  $(546,062)  $(373,849)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                11,575      11,260      47,332
      Allowance for doubtful accounts               4,751      13,235      10,691
      Accrued interest income                        -         (5,959)       -
      Loss on divestiture of Freedom
        Electronics, Corp.                           -        182,791        -
      Freedom Electronics, Corp., net assets
        and liabilities disposed of                  -       (127,802)       -
      Noncash operating expenses                     -          2,154        -
      Deferred income taxes                          -          7,867       5,438
      (Increase) decrease in current assets:
        Accounts receivable                       (11,647)   (117,488)     (8,045)
        Inventories                                77,835      18,546     (42,624)
        Prepaid expenses and sundry receivables    13,943      51,385     (30,001)
        Tax refund receivable                        -          5,119      30,957
      Increase (decrease) in current liabilities:
        Accounts payable                           92,526     (52,354)     83,242
        Accrued expenses                           35,387     (45,540)    (17,906)

  NET CASH USED BY OPERATING ACTIVITIES          (190,456)   (602,848)   (294,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on divestiture of Freedom
    Electronics, Corp.                               -        755,845        -
  Purchase of marketable securities                  -       (286,224)       -
  Sale of marketable securities                    99,744     192,439        -
  Purchase of property and equipment                 (471)     (2,688)     (8,546)
  Collection of note receivable                    35,000        -           -
  Increase in association membership costs        (23,672)    (20,400)    (26,604)

  NET CASH PROVIDED BY (USED BY)
    INVESTING ACTIVITIES                          110,601     638,972     (35,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and long-term debt    (10,742)    (74,624)   (110,625)
  Proceeds from bank and equipment loans             -           -        400,000

  NET CASH PROVIDED BY (USED BY)
    FINANCING ACTIVITIES                          (10,742)    (74,624)    289,375

NET DECREASE IN CASH                              (90,597)    (38,500)    (40,540)

CASH - beginning of year                          186,515     225,015     265,555

CASH - end of year                              $  95,918   $ 186,515   $ 225,015

                         The accompanying notes are an
                  integral part of these financial statements.


                           FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994



                                                    	   1996          1995        1994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                    	$    2,826    $    3,811    $   24,340

    Income taxes                                        $     -       $      421    $    4,194




NON-CASH INVESTING AND FINANCING ACTIVITY:
  Divestiture of Freedom Electronics Corp.,
    summarized as follows:
      Selling price                             	$     -       $1,100,290    $     -

      Less:  Note receivable                                  -         (210,000)         -
             Restrictive covenant                             -          (90,000)         -
             Treasury stock                                   -          (44,445)         -

      Cash received                                     $     -       $  755,845    $     -










                         The accompanying notes are an
                  integral part of these financial statements.


                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         The Companies are engaged in the assembly and sale of electronic parts, components and related equipment and contract manufacturing for the electronics industry.

         ACCOUNTING ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

         REVENUE RECOGNITION
         Federated Purchaser, Inc. and its subsidiaries, ("the Company" or "Federated") maintains their records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company's accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements  include  the  accounts  of  the
         Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. (See Note 16, Sale of Subsidiary.)

         INVENTORIES
         Inventories are stated at lower of cost (first-in, first-out method) or market.

         PROPERTY AND EQUIPMENT
         Property and equipment, including significant betterments, are recorded at cost. Upon retirement or disposal of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred. Provisions for depreciation are made using the straight-line method over the estimated economic lives of the assets.

         AMORTIZATION
         Goodwill is being amortized over a period of forty years by the straight-line method.

         RECLASSIFICATION
         Certain prior year amounts have been reclassified to conform with current year presentation.

         LOSSES PER SHARE
         The computations of losses per share are based on the weighted average
         number  of shares outstanding during the  year:   1,611,317  in  1996,
         1,614,726 in 1995, 1,700,206 in 1994.

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994




NOTE 2 - GOING CONCERN

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the financial statements, the Company has reported net losses of $414,826, $546,062 and $373,849 for the fiscal years ended October 31, 1996, 1995 and 1994, respectively and working capital has continued to decline. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, strategic alliances, increased revenues and reduction of operating costs.

         The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurances that such funds will be available to the Company on acceptable terms, if at all.

NOTE 3 - CONCENTRATION OF CREDIT RISK AND RISK ARISING FROM CASH
               DEPOSITS IN EXCESS OF INSURED LIMITS

         The Company sells its products to various customers primarily in the Northeast United States. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

NOTE 4 - MARKETABLE SECURITIES

         At October 31, 1995, marketable securities represents treasury bills with an original maturity in excess of three months and are classified as available for sale. The current marketable securities are stated at cost, plus accrued interest which approximates the current market value of the securities.

NOTE 5 - INVENTORIES

         Inventories consist of the following:

                                                  1996       1995

           Merchandise for resale               $314,447   $392,282

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                  1996       1995     USEFUL LIFE
           Leasehold improvements               $ 12,522   $ 12,522   5 - 31 years
           Furniture, fixtures and
             equipment                           110,626    110,155   5 - 15 years
           Automotive equipment                   24,139     24,139   4 years
             Total                               147,287    146,816
           Less:  Accumulated depreciation
                  and amortization               115,259    103,684

           Total Property and Equipment         $ 32,028   $ 43,132


NOTE 7 - ASSOCIATION MEMBERSHIP

         The Company is a member of a cooperative buying group and has been purchasing stock in such group pursuant to group guidelines. The total investment as of October 31, 1996 and 1995 was $94,126 and $70,454, respectively. In the event that the Company were to leave the group, the group would be obligated to refund all invested amounts over a five year period. The association membership is valued at cost, which approximates the current market value.

NOTE 8 - LONG-TERM DEBT

         Long-term debt payable consist of the following:

                                                             1996       1995

             IBM Credit Corporation, payable in monthly
             installments of $1,122, including interest
             at 11% through July 1998, secured by data
             processing equipment.                         $ 18,955   $ 29,697

             Less:  Current portion                          10,624     10,624

             Total Long-Term Debt                          $  8,331   $ 19,073

         Long-term debt matures as follows:

             Year Ended
             OCTOBER 31,

                1997                                       $ 10,624
                1998                                          8,331
                                                           $ 18,955

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994



NOTE 9  - ACCRUED EXPENSES

           Accrued expenses as of October 31, consist of the following:

                                                           1996        1995

              Payroll                                    $ 17,693    $  8,290
              Professional fees                            63,470      34,500
              Sundry                                       12,698      15,684

              Total Accrued Expenses                     $ 93,861    $ 58,474

NOTE 10 - EMPLOYMENT AGREEMENT

           The Company entered into an employment agreement with the chief executive officer effective November 1, 1986, originally terminating October 31, 1991 and subsequently extended until October 31, 1996. This agreement also provided for cash awards at 10% of incentive earnings, as defined. No cash awards were earned during the years 1996, 1995 and 1994.

NOTE 11 - RETIREMENT PLAN

           The Company sponsored a profit sharing plan covering substantially all employees. There was no charge to income for 1996, 1995 and 1994. The Board of Directors adopted a resolution on December 1, 1995 to terminate the Company's sponsored profit sharing plan covering substantially all employees.

NOTE 12 - INCOME TAXES (BENEFIT) DEFERRED AND PAYABLE

           Components of provision (benefit) for income taxes are as follows:

                                             1996        1995        1994

             Current:
               Federal                     $   -       $   -       $   -
               State                          1,975       4,363      (1,847)

                 Total                        1,975       4,363      (1,847)

             Deferred:
               Federal                         -           -         (5,488)

             Total taxes (benefit)         $  1,975    $  4,363    $ (7,335)

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994





NOTE 12 - INCOME TAXES (BENEFIT) DEFERRED AND PAYABLE (Continued)

          In 1992, the Company adopted Statement of Financial Accounting Standard 109 ("SFAS"). SFAS 109 provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

          In estimating future consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates prior to enactment. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                                         1996        1995

             Accounts receivable, principally
             due to allowance for doubtful
             accounts                                  $ 11,326    $  1,720

             Carryforward losses                        672,025     512,861

             Valuation allowance                       (683,351)   (514,581)

             Net deferred tax assets and
               liabilities                             $   -       $   -

          At October 31, 1996, the Company had net operating loss carryforwards of approximately $1,500,000 that expire in the years 2008 to 2011.

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994

NOTE 12 - INCOME TAXES (BENEFIT) DEFERRED AND PAYABLE (Continued)

          The consolidated income tax (benefit) was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                                1996       1995        1994

             Expected tax (credit) at U.S.
               statutory income tax rate      $   -      $   -       $   -
             State income taxes                  1,975      4,363      (1,847)
             Utilization of loss
               carryforwards                      -          -         (5,488)

                                              $  1,975   $  4,363    $ (7,335)

NOTE 13 - LEASE COMMITMENT

          As of September 30, 1992, the Company moved to a new facility under an operating lease agreement which will expire on December 31, 1998 at a minimum annual lease rental of $106,970. The lease was modified on June 1, 1995 to remove the premises used by Freedom Electronics Corporation at a minimum annual lease rental of $58,000. In addition to minimum rentals, the Company will be responsible for real estate taxes and a pro-rata share of all common charges. Rent charged to operations was $80,979, $82,885 and $163,765, respectively, for the years ended October 31, 1996, 1995 and 1994.

          The future aggregate minimum rental payments under this operating lease agreement are as follows:

             Years Ended
             OCTOBER 31,

                1997                          $ 58,000
                1998                            58,000
                1999                             9,667

                                              $125,667

NOTE 14 - MAJOR SUPPLIER INFORMATION

          The Company had one supplier from whom it purchased approximately $523,000 or 16% of purchases for the year ended October 31, 1996.

NOTE 15 - RELATED PARTY TRANSACTIONS

          Freedom Electronics Corporation, a 100% owned subsidiary of Federated Purchaser, Inc. leased warehouse facilities from the President of the Company on a month-to-month basis, at a monthly rental of $3,500 for a total of $42,000 for the year ended October 31, 1994.

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994



NOTE 16 - SALE OF SUBSIDIARY

          On  November  15,  1994,  by  unanimous  vote  of  all non-interested
          directors,   Federated  Purchaser,  Inc.  (Federated)  divested   its
          subsidiary, Freedom Electronics Corporation (Freedom).

          In consideration of the divestiture of 100% of the outstanding shares of Freedom Electronics Corporation, Federated Purchaser, Inc. received approximately $354,000, including $100,000 in cash, a
          $210,000 7% promissory note due on November 15, 1998 and 88,889 shares of common stock of Federated (representing 4.9% of the class outstanding) held personally by Freedom's President. In addition, the parties entered into customary covenants not to compete, pursuant to which Federated would become entitled to receive $90,000 over a period of four years. As part of this transaction certain intercompany indebtedness to Federated was satisfied by payment of an additional $656,000.

          The loss on the divestiture of Freedom amounted to $182,791 or $.11 per share.

          The following is a summary of net assets and results of operations of Freedom Electronics Corporation as of October 31, 1994 and for the year then ended.

              Cash                                         $   62,155
              Receivables                                     482,559
              Inventories                                     786,574
              Other current assets                             37,295
              Property and equipment (net)                     94,210
              Other assets                                     28,032

                Total assets                                1,490,825

              Accounts payable                                206,998
              Notes payable                                   254,667
              Other current liabilities                       668,910
              Long-term debt                                     -

                Net assets                                 $  360,250


              Sales                                        $2,853,957

              Cost and expenses                             2,919,342

              Loss before income taxes                        (65,385)

              Income taxes (benefit)                           (5,127)

              Net loss                                     $  (60,258)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The information required in response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 1997, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1996.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required in response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 1997, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required in response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 1997, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required in response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 1997, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      These documents are included in the response to Item 8 of this report. See the index on page 14.

      (3)   EXHIBITS

       The following exhibits are filed with this report:

                                                            SEQUENTIALLY
EXHIBIT NUMBER          EXHIBIT DESCRIPTION                 NUMBERED PAGE

      22                Subsidiaries of the Company

      (C)   REPORTS ON FORM 8-K:

      During the three months ended October 31, 1996, the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

      (D)   EXHIBITS:

      Exhibits are listed above in response to Item 14(a)3.

            FINANCIAL STATEMENT SCHEDULES:

      Schedule V - Valuation and Qualifying Accounts and Reserves

      All other schedules are omitted  because they are either inapplicable, or
not  required,  or  because  the  required  information   is  included  in  the
consolidated financial statements or notes thereto.

      Individual financial statements of the Company are omitted because the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements filed herein are wholly-owned subsidiaries.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERATED PURCHASER, INC.



                                          By:/S/ HARRY J. FALLON
                                               HARRY J. FALLON, President
January 28, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURES:                        TITLE                        DATE


/S/ HARRY J. FALLON          Acting Chairman, President,   January 28, 1997
HARRY J. FALLON              Principal Executive Officer,
                             Principal Financial
                             Officer, Principal
                             Accounting Officer and
                             Director


/S/ EDMUND L. HOENER         Director                      January 28, 1997
EDMUND L. HOENER


/S/ EDWIN S. SHORTESS        Director                      January 28, 1997
EDWIN S. SHORTESS


/S/ JANE A. CHRISTY          Director, Vice                January 28, 1997
JANE A. CHRISTY              President Operations

                               INDEX TO EXHIBITS


                                                            SEQUENTIALLY
EXHIBIT NUMBER          EXHIBIT DESCRIPTION                 NUMBERED PAGE

      3     (a)         Articles of Incorporation of Company (incorporated by
                        reference to the Company's original Registration
                        Statement).

            (b) By-laws of the Company (incorporated by reference to pp. 26-55 of the Exhibit Volume of Company's Form 10-K Annual Report for the year ended October 30, 1980).

      10    (a)         Lease dated September 17, 1982 relating to Company's
                        administrative, sales, and warehousing facilities located in Kenilworth, New Jersey (incorporated by reference to Exhibit 10(a) to Company's Form 10-K
                        Annual Report for the year ended October 31, 1982).

            (b) Lease dated October 31, 1990 relating to Freedom Electronics' assembly and warehousing facilities located in Atlantic Highlands, New Jersey (incorporated by reference to Exhibit 10(b) to Company's Form 10-K Annual Report for the year ended October 31, 1989).

            (c)         Employment Agreement between Company and Harry J.
                        Fallon (incorporated by reference to Exhibit 10(b) to Company's Form 10-K Annual Report for the year ended October 31, 1988).

            (d)         Employment Agreement between Company and Steven J.
                        Carbone (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 24,
                        1990).

            (e) Employees' Profit-Sharing Plan and Amendment thereto (incorporated by reference to pp. 120-162 of the Exhibit Volume of Form 10-K Annual Report for the year ended October 31, 1980).

            (f) Employees' Profit-Sharing Trust Agreement and Amendment thereto (incorporated by reference to pp. 163-185 of the Exhibit Volume of Form 10-K Annual Report for the year ended October 31, 1980).

            (g) Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10(e) to Company's Form 10-K Annual Report for the year ended October 31, 1982).

            (h) Employee Incentive Stock Option Plan Amendments (incorporated by reference to Exhibit 10(h) to Company's Form 10-K Annual Report for the year ended October 31, 1989).

            (i)         Stock Purchase Agreement between Company and Steven J.
                        Carbone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24,
                        1990).

            (j) Letter Agreement dated March 28, 1991 Extending the Employment Agreement between Company and Harry J. Fallon (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31,
                        1991).

            (k) Letter Agreement dated January 20, 1993 Extending the Employment Agreement between Company and Harry J. Fallon to October 31, 1993 (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31, 1992).

            (l) Letter Agreement dated June 8, 1992 Extending the Employment Agreement between Company and Steven J. Carbone to December 31, 1992 (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31, 1992).

            (m) Letter Agreement dated January 20, 1993 Extending the Employment Agreement between Company and Steven J. Carbone to March 31, 1993 (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31, 1992).

            (n) Lease dated September 1, 1992 relating to the Company's total operations (including Freedom Electronics) located in Cliffwood, New Jersey (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31, 1992).

            (o) Letter Agreement dated March 29, 1993 extending the Credit Facility between Constellation Bank, as Lender and Federated Purchaser, Inc., as borrower (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31, 1993).

            (p) Bank Credit Facility Agreement, dated January 29, 1993 between United Jersey Bank, as Lender, and Freedom Electronics, as borrower (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31, 1993).

            (q) Stock Purchase Agreement, dated November 2, 1994 among Federated Purchaser, Freedom Electronics and Steven J. Carbone (incorporated by reference to the Company's Form 10-K Annual Report for the year ended October 31,
                        1994).

            (r)         Lease Modification, dated
                        July 18, 1995 between Cliffwood
                        Avenue Partners and Federated
                        Purchaser (incorporated by reference
                        to the Company's Form 10-K Annual Report for the year ended October 31, 1995)

      22 Subsidiaries of the Company (filed as an exhibit hereto).

                                  EXHIBIT 22


                          Subsidiaries of the Company

                          SUBSIDIARIES OF THE COMPANY

                                                      Percentage of Voting
                              Jurisdiction of         Securities Owned by
SUBSIDIARY                    INCORPORATION           THE COMPANY

Federated Purchaser, Inc.     Pennsylvania                  100%

                                        SCHEDULE V

                                 FEDERATED PURCHASER, INC.
                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


         COLUMN A                      COLUMN B                COLUMN C                COLUMN D                   COLUMN E
                                    Balance at Beginning of  Additions Charged to
                                            PERIOD            Profit and Loss OR        Deductions From       Balance at Close
          CLASSIFICATION                                            INCOME                 RESERVES               OF PERIOD
Year ended October 31, 1996:
  Allowance for doubtful accounts               $22,835                  $4,751                  $1,247              $26,339
Year ended October 31, 1995:
  Allowance for doubtful accounts               $28,682                 $13,235                 $19,082              $22,835
Year ended October 31, 1994:
  Allowance for doubtful accounts               $84,224                 $10,691                 $66,233              $28,682
