Form 10-Q/A
period 1997-01-31
FEDERATED PURCHASER INC
filed 1997-06-06
CIK 34977

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements















                     FEDERATED PURCHASER, INC.


                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                           JANUARY 31, 1997 AND 1996

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    ASSETS

                                        	          January 31,    October 31,
                                 	                   1997           1996
   						          (Unaudited)
CURRENT ASSETS:
  Cash                                  	    	 $    97,507    $    95,918
  Accounts receivable, less allowance for doubtful
    accounts of $27,839 at January 31, 1997 and
    $26,339 at October 31, 1996, respectively                411,652        493,285
  Inventories                                                255,275        314,447
  Prepaid expenses and sundry receivables                     14,328         22,925
  Note receivable - Freedom Electronics Corporation           20,000         20,000
  Restrictive covenant receivable                             24,375         24,375
  TOTAL CURRENT ASSETS                                       823,137        970,950

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $118,115 and $115,259                       29,172         32,098

OTHER ASSETS:
  Note receivable - over one year                            150,000        155,000
  Security deposits                                           10,845         10,845
  Restrictive covenant - over one year                        20,625         24,375
  Other                                                       94,126         94,126

  TOTAL OTHER ASSETS                                         275,596        284,346

TOTAL ASSETS                                              $1,127,905     $1,287,324


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                      $    10,624    $    10,624
  Accounts payable                                           271,490        375,851
  Accrued expenses                                            83,340         93,861

  TOTAL CURRENT LIABILITIES                                  365,454        480,336

LONG-TERM DEBT, net of current portion                         5,676          8,331

DEFERRED INCOME                                               45,000         48,750

TOTAL LIABILITIES                                            416,130        537,417

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares                 171,976        171,976
  Additional paid-in capital                               1,692,342      1,692,342
  Accumulated deficit                                     (1,091,465)    (1,053,333)
    Total                                                    772,853        810,985
  Less:  Treasury stock at cost                               61,078         61,078

  TOTAL STOCKHOLDERS' EQUITY                                 711,775        749,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,127,905     $1,287,324


                     FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

                                  (Unaudited)




                                                	  1997           1996
SALES                                       	       $  801,697     $  939,239

COSTS AND EXPENSES (INCOME):
  Cost of sales                                           610,160        726,635
  Selling, shipping and general and administrative        231,964        317,966
  Interest expense                                            599            707
  Depreciation and amortization                             2,856          3,172
  Restrictive covenant                                     (3,750)        (5,625)
  Interest income                                          (2,975)        (6,473)

  TOTAL COSTS AND EXPENSES (INCOME)                       838,854      1,036,382

LOSS BEFORE PROVISION FOR INCOME TAXES                    (37,157)       (97,143)

PROVISION FOR INCOME TAXES                                    975            500

NET LOSS                                              $   (38,132)   $   (97,643)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                           1,611,317      1,611,317

LOSS PER COMMON SHARE                                 $      (.02)   $      (.06)

CASH DIVIDEND PER COMMON SHARE                        $       .00    $       .00


                         FEDERATED PURCHASER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

                                        (Unaudited)









									     	      Common Stock
                                             	       Additional     Retained           Held in
                                   COMMON STOCK         Paid-in       Earnings      TREASURY  AT COST
                                SHARES       AMOUNT     CAPITAL      (DEFICIT)      SHARES       AMOUNT

BALANCES - November 1, 1995	1,719,758    $171,976   $1,692,342    $  (638,507)    108,441    $61,078


  Net loss              	       -            -           -         (97,643)          -          -


BALANCES - January 31, 1996	1,719,758    $171,976   $1,692,342$      (736,150)    108,441    $61,078



BALANCES - November 1, 1996	1,719,758    $171,976   $1,692,342    $(1,053,333)    108,441    $61,078


  Net loss             		        -           -            -        (38,132)          -          -


BALANCES - January 31, 1997	1,719,758    $171,976   $1,692,342    $(1,091,465)    108,441    $61,078



                     FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

                                  (Unaudited)



[CAPTION]

                                                      1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (38,132)   $  (97,643)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                      2,856         3,172
      Allowance for doubtful accounts                    1,500         3,000
      (Increase) decrease in operating assets:
        Accounts receivable                             80,133         6,303
        Inventories                                     59,172       (30,019)
        Prepaid expenses and sundry receivables          8,597        (8,929)
      Increase (decrease) in operating liabilities:
        Accounts payable                              (104,361)       60,416
        Accrued expenses                               (10,521)       17,779

  NET CASH USED BY OPERATING ACTIVITIES                   (756)      (45,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                          -            99,744
  Purchase of equipment                                  -              (472)
  Increase in association membership costs               -            (5,100)

  NET CASH PROVIDED BY INVESTING ACTIVITIES              -            94,172

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection on note receivable                          5,000         -
  Payments on notes payable and long-term debt          (2,655)       (2,655)

  NET CASH PROVIDED BY (USED BY)
    FINANCING ACTIVITIES                                 2,345        (2,655)

NET INCREASE IN CASH                                     1,589        45,596

CASH - beginning                                        95,918       186,515

CASH - end                                          $   97,507    $  232,111


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                        $      599    $      707

    Income taxes                                    $     -       $      -


                     FEDERATED PURCHASER, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996

                                  (Unaudited)







NOTE 1

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997 and the results of operations for the three months ended January 31, 1997 and 1996.

NOTE 2

         The results of operations for the three months ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company recognized a loss of $38,132 on net sales of $801,697 for the three months ended January 31, 1997, compared to a loss of $97,143 on net sales of $939,239 for the three months ended January 31, 1996. This loss represents an improvement of $59,511 versus the prior comparable period and is primarily attributable to lower costs of sales associated with lower sales volume, the effects of which were partially offset by a minor improvement in operating margins and a reduction in salary and other expenses. Despite the relative improvement in the magnitude of the loss when contrasted with the three months ended January 31, 1996, the loss represents a continuation of repeated significant operating losses experienced by the Company since prior to 1992. As a result of negative cash flows associated with these losses, as of January 31, 1997, working capital had decreased to $458,683 and the Company had an accumulated deficit of $1,091,465. Because the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. At January 31, 1997, the Company's cash reserves were $97,507. There can be no assurances that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

Net sales for the three months ended January 31, 1997 decreased by $137,542, or 14.6%, from the prior comparable period. This decrease in net sales is a result of intense competition from larger competitors, as well as certain other industry trends which negatively impact smaller electronics distributors such as the Company. These competitive circumstances have continued to reduce the Company's sales volume, which, along with gross margins, must improve in the short-term for the Company to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has resulted in management seeking additional sales volume through price reductions, and certain other industry trends which adversely impact smaller electronics distributors. While management continues its efforts to improve sales volume while preserving the Company's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse the Company's negative results of operations.

Cost of sales for the three months ended January 31, 1997 decreased $116,475, or 16.4%, to $610,160 from $726,635 for the three months ended January 31, 1996. This decrease is primarily attributable to the 14.6% reduction in sales volume for the three month period ended January 31, 1997. The gross profit percentage for the three months ended January 31, 1997 improved to 23.8%, as compared to 22.7% for the three months ended January 31, 1996. However, because of the 14.6% reduction in sales volume, actual gross profit for the three month period ended January 31, 1997 fell to $191,537 from $212,604 for the three month period ended January 31, 1996. There can be no assurances that the minor improvement in the Company's gross margins can be sustained, or that lower gross profits associated with the reduction in sales volume will not force the Company to seek protection under the United States Bankruptcy Code.

Selling, shipping and general and administrative ("SSG&A") expenses were $231,964 for the three months ended January 31, 1997, as compared to $317,966 for the three months ended January 31, 1996, representing a decrease of $86,002, or 27.0%, versus the prior comparable period. The decrease is a result of lower sales salaries, warehouse salaries, administrative salaries, advertising expenses, telephone expenses and office expenses. The decreases in salaries are the result of management's decision to downsize the Company's labor force. Management anticipates that further reduction in SSG&A expenses will be necessary to reverse the Company's negative results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $414,826 for the year ended October 31, 1996, and the operating loss of $38,132 for the three months ended January 31, 1997. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, continue to decrease the Company's sales levels, gross profit margins, or both. While the Company enhanced its short-term liquidity position through the one-time receipt of $755,845 in cash from the Divestiture, those proceeds have been used to sustain operations since that time. Thus, the Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operating costs, securing additional lines of credit from outside lenders or entering into other strategic alliances. Due to the Company's impaired liquidity position, negative financial performance, reliance on cash from net profits to sustain operations and certain other factors, the Company's independent auditors raised substantial doubt regarding the Company's ability to continue as a going concern in the Company's annual report for the year ended October 31, 1996. If the Company is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code.

Cash and cash equivalents increased by $1,589 for the three months ended January 31, 1997 compared to an increase of $45,596 for the three months ended January 31, 1996. For the three months ended January 31, 1997, the Company used net cash of $756 from operating activities, primarily as a result of the operating loss of $38,132 and decreases of $104,361 and $10,521 in accounts payable and accrued expenses, respectively, which were partially offset by a decrease of $80,133 in accounts receivable, a decrease of $59,172 in inventories, and the collection of $5,000 in notes receivable. The increase of $45,596 for the three months ended January 31, 1996 can be attributed to the sale of $99,744 in marketable securities, a $60,416 increase in accounts payable and an increase of $17,779 in accrued expenses, partially offset by the operating loss of $97,643 for the period and an increase of $30,019 in inventory levels.

The Company currently has no access to any outside sources of capital, except for approximately $16,000 outstanding under an existing equipment financing arrangement. While management has sought and will continue to seek new sources of financing from other financial institutions, no such arrangement has yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves which continue to deteriorate as a result of the Company's recurring operating losses. Given the magnitude of the Company's recent operating losses, there can be no assurances that the Company's current cash reserves, which were $97,507 at January 31, 1997, will be sufficient to satisfy the Company's operating and/or financial requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company's accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

The Company's balance sheet at January 31, 1997 reflects working capital of $457,683 as compared to $769,177 at January 31, 1996, which represents a decrease of $311,494.

The Company's stockholders' equity is $711,775 at January 31, 1997, which is equivalent to a book value per share of $.44.

PART II - OTHER INFORMATION

                     FEDERATED PURCHASER, INC.
                               OTHER INFORMATION
                           JANUARY 31, 1997 AND 1996

                                  (Unaudited)




Item 6 - Exhibits and reports on Form 8-K

(a)   EXHIBITS

      None

(b)   REPORTS ON FORM 8-K


The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the three months ended January 31, 1997 other than which has been reported.

There were no securities of the Company sold by the Company during the three months ended January 31, 1997, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by
Section 4(2) of the Act.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FEDERATED PURCHASER, INC.
					       --------------------------------
                                               (Registrant)




					     /S/ HARRY J. FALLON
					     ---------------------------------
                                             Harry J. Fallon, President and
                                             Principal Accounting Officer




Date

                             FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JANUARY    31,    1997


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_______________________
Commission file number  1-4310



                              FEDERATED PURCHASER, INC.
               (Exact name of registrant as specified in its charter)

         NEW YORK                                     22-1589344
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                     268 CLIFFWOOD AVENUE, CLIFFWOOD, NEW JERSEY  07721

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
Yes     X     No
     -------     --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes          No
    -------     --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   As  of  March 5, 1997, there
are 1,719,758 shares of common stock outstanding.