Form 10-Q
period 1997-04-30
FEDERATED PURCHASER INC
filed 1997-06-16
CIK 34977

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
















                     	FEDERATED PURCHASER, INC.


                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                         APRIL 30, 1997 AND 1996

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                   	                                April 30,     October 31,
                        	                             1997          1996
                                	                (Unaudited)
CURRENT ASSETS:
  Cash                                            	$    84,100   $     95,918
  Accounts receivable, less allowance for doubtful
    accounts of $29,339 at April 30, 1997 and $22,835
    at October 31, 1996, respectively                       482,122        493,285
  Inventories                                               289,299        314,447
  Prepaid expenses and sundry receivables                    15,965         22,925
  Note receivable - Freedom Electronics Corporation          20,000         20,000
  Restrictive covenant receivable                            22,500         24,375

  TOTAL CURRENT ASSETS                                      913,986        970,950

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $121,406 and $115,259                      25,882         32,028

OTHER ASSETS:
  Note receivable, Freedom Electronics Corporation,
    net of current portion                                  145,000        155,000
  Security deposits                                          10,845         10,845
  Restrictive covenant, net of current portion               13,125         24,375
  Other                                                      96,399         94,126

  TOTAL OTHER ASSETS                                        265,369        284,346

TOTAL ASSETS                                             $1,205,237     $1,287,324

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                      $   10,624     $   10,624
  Accounts payable                                          456,722        375,851
  Accrued expenses                                           41,043         93,861

  TOTAL CURRENT LIABILITIES                                 508,389        480,336

LONG-TERM DEBT, net of current portion                        3,019          8,331

DEFERRED INCOME                                              35,625         48,750

TOTAL LIABILITIES                                           547,033        537,417

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares                171,976        171,976
  Additional paid-in capital                              1,692,342      1,692,342
  Accumulated deficit                                   (1,145,036)    (1,053,333)
    Total                                                   719,282        810,985
  Less:  Treasury stock at cost                              61,078         61,078

  TOTAL STOCKHOLDERS' EQUITY                                658,204        749,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $1,205,237     $1,287,324


                                      (1)

                         FEDERATED PURCHASER, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                       (Unaudited)









                                            Three Months Ended          Six Months Ended
                                                     APRIL 30,                 APRIL 30,
                                      1997         1996         1997         1996


SALES                             $   876,689    $1,058,900   $1,678,386   $1,998,139

COSTS AND EXPENSES (INCOME):


  Cost of sales                       672,835       817,527    1,282,995    1,544,162
  Selling, shipping and general
    and administrative   	      266,710       338,782      498,674      656,748
  Interest expense                        708           707        1,307        1,414
  Depreciation and amortization         3,290         3,172        6,146        6,344
  Restrictive covenant                (9,375)       (5,625)     (13,125)     (11,250)
  Interest income                     (3,908)       (2,917)      (6,883)      (9,390)

  TOTAL COSTS AND EXPENSES (INCOME)   930,260     1,151,646    1,769,114    2,188,028


LOSS BEFORE PROVISION FOR
  INCOME TAXES                        (53,571)     (92,746)     (90,728)    (189,889)

PROVISION FOR INCOME TAXES             -                -            975          500

NET LOSS                          $   (53,571)   $ (92,746)   $ (91,703)  $ (190,389)


WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING         1,611,317     1,611,317    1,611,317    1,611,317

LOSS PER COMMON SHARE             $     (.04)    $    (.06)   $    (.06)   $    (.12)

CASH DIVIDEND PER COMMON SHARE    $       .00    $      .00   $      .00   $      .00





                                           (2)

                               FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED APRIL 30, 1997 AND 1996

                                       (Unaudited)










										   	Common Stock
										     	   Held in
                                                  	Additional                         Treasury
                                    Common Stock  	  Paid-in	Accumulated          At Cost
                                Shares        Amount      Captial      	   Deficit 	 Shares     Amount

BALANCES - November 1, 1995 	1,719,758    $ 171,976	  $1,692,342     $   (638,507)	 108,441    $61,078


  Net loss                         -            -            -               (190,389)      -          -


BALANCES - April 30, 1996   	1,719,758    $ 171,976	  $1,692,342     $   (828,896)	 108,441    $61,078


BALANCES - November 1, 1996 	1,719,758    $ 171,976	  $1,692,342     $ (1,053,333)   108,441    $61,078


  Net loss                          -            -            -               (91,703)        -        -


BALANCES - April 30, 1997       1,719,758    $ 171,976    $1,692,342     $ (1,145,036)   108,441    $61,078

                                           (3)

                          FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 1997 AND 1996

                                  (Unaudited)





                               		                    1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  	         $  (91,703)      $(190,389)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                            6,146           6,344
      Allowance for doubtful accounts                          3,000           6,000
      (Increase) decrease in operating assets:
        Accounts receivable                                    8,163        (60,294)
        Inventories                                           25,148         (6,283)
        Prepaid expenses and sundry receivables                6,960         (8,064)
      Increase (decrease) in operating liabilities:
        Accounts payable                                      80,871         100,334
        Accrued expenses                                    (52,818)        (11,122)

  NET CASH USED BY OPERATING ACTIVITIES                     (14,233)       (163,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                -              99,744
  Collection of note receivable                               10,000          25,000
  Purchase of property and equipment                           -               (472)
  Increase in association membership costs                   (2,273)        (10,200)

  NET CASH PROVIDED BY INVESTING ACTIVITIES                    7,727         114,072

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Payments on notes payable and long-term debt               (5,312)         (5,312)

NET DECREASE IN CASH                                        (11,818)        (54,714)

CASH - beginning                                              95,918         186,515

CASH - ending                                             $   84,100       $ 131,801


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                              $    1,307       $   1,414



                                      (4)

                     FEDERATED PURCHASER, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            APRIL 30, 1997 AND 1996

                                  (Unaudited)








NOTE 1

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1997 and the results of operations for the six months ended April 30, 1997 and 1996.

NOTE 2

        The results of operations for the six months ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.





































                                      (5)

Item 2.
                            FEDERATED PURCHASER, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

RESULTS OF OPERATIONS

The Company recognized a loss of $91,703 for the six months ended April 30, 1997 on net sales of $1,678,386 compared to a loss of $190,389 for the six months ended April 30, 1996 on net sales of $1,998,139. The loss of $91,703 for the current six month period represents an improvement of $98,686 when compared to the net loss of $190,389 for the six months ended April 30, 1996. The net loss for the three months ended April 30, 1997 was $53,571 compared to a net loss of $92,746 for the six months ended April 30, 1996. Despite the relative improvement in the magnitude of the current six month loss when contrasted with the six months ended April 30, 1996, the loss represents a continuation of repeated significant operating losses experienced by the Company since prior to 1992. As a result of negative cash flows associated with these repeated losses, as of April 30, 1997, working capital had decreased to $405,597 and the Company had an accumulated deficit of $1,145,036. Because the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. At April 30, 1997, the Company's cash reserves were $84,100. There can be no assurance that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

Net sales were $1,678,386 for the six months ended April 30, 1997 as compared to $1,998,139 for the six months ended April 30, 1996, a decrease of $319,753 or 16.0% from the prior comparable period. Net sales were $876,689 for the three months ended April 30, 1997 as compared to $1,058,900 for the six months ended April 30, 1996, a decrease of $182,211 or 17.2% from the prior comparable period. This decrease in net sales is a result of intense competition from larger competitors, as well as certain other industry trends which negatively impact smaller electronics distributors such as the Company. These competitive circumstances have continued to reduce the Company's sales volume, which, along with gross margins, must improve in the short-term for the Company to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has resulted in management seeking additional sales volume through price reductions, and certain other industry trends which adversely impact smaller electronics distributors. While management continues its effort to improve sales volume while preserving the Company's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse the Company's negative results of operations.

Cost of sales were $1,282,995 for the six months ended April 30, 1997 compared to $1,544,162 for the six months ended April 30, 1996. Cost of sales were $672,835 for the three months ended April 30, 1997 compared to $817,527 for the three months ended April 30, 1996. The decrease in cost of sales for both the six months and three months ended April 30, 1997 is directly attributable to the Company's decrease in sales volume. The gross profit percentage for the six months ended April 30, 1997 was 23.6% compared to 22.8% for the six months ended April 30, 1996. The gross profit percentage for the three months ended April 30, 1997 was 23.3% compared to 22.8% for the three months ended April 30, 1996. While management believes this minor improvement in gross profits is the result of improved pricing policies, there can be no assurances that such minor gross profit margins improvement can be sustained, or that lower total gross profits associated with the reduction in sales volume will not force the Company to seek protection under the United States Bankruptcy Code.

Selling, shipping and general and administrative ("SSG&A") expenses were $498,674 for the six months ended April 30, 1997, compared to $656,748 for the six months ended April 30, 1996, a decrease of $158,074 or 24.1%, from the prior comparable period. For the three months ended April 30, 1997, selling, shipping and general administrative expenses were $266,710 as compared to $338,782 for the prior comparable period in 1996, a decrease of $72,072 or 21.3%, versus the prior comparable period. The decrease is a result of lower sales salaries, warehouse salaries, administrative salaries, advertising expenses, telephone expenses and office expenses. The decreases in salaries are the result of management's decision to downsize the Company's labor force. Management anticipates that further reductions in SSG&A expenses will be one component of a broader effort necessary to reverse the Company's negative results of operations.



















































                                      (6)

                     FEDERATED PURCHASER, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $414,826 for the year ended October 31, 1996 and the operating loss of $91,703 for the six months ended April 30, 1997. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers, from smaller to larger distributors, continue to decrease the Company's sales levels, gross profit margins, or both. While the Company enhanced its short term liquidity position through the one time receipt of $755,845 in cash from the divestiture of its subsidiary, Freedom Electronics, in November 1994. Those proceeds have been used to sustain operations since that time. Thus, the Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operations costs, securing additional lines of credit from outside lenders or entering into strategic alliances. Due to the Company's impaired liquidity position, negative financial performance, reliance on cash from net profits to sustain operations and certain other factors, the Company's independent auditors raised substantial doubt regarding the Company's ability to continue as a going concern in the Company's annual report for the year ended October 31, 1996. If the Company is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code.

Cash and cash equivalents decreased by $11,818 for the six months ended April 30, 1997 compared to a decrease of $54,714 for the six months ended April 30, 1996. For the six months ended April 30, 1997, the Company used net cash of $14,233 from operating activities primarily as a result of the operating loss of $91,703 a decrease of $52,818 in accrued expenses and a $2,273 increase in association membership costs which were partially offset by decreases in accounts receivable of $8,613, inventories of $25,148, prepaid expenses of $6,960 and an increase of $80,871 in accounts payable, as well as, operating collections of $10,000 from notes receivable and payments of $5,312 for notes payable. The collection of $10,000 in notes receivable is due to Federated's renegotiation of certain payment terms relating to debt owed by Freedom to Federated as a result of the divestiture.

The cash decrease of $54,714 for the six months ended April 30, 1996 was primarily attributable to the $190,389 operating loss for the period, an increase of $60,294 in accounts receivable, a $11,122 decrease in accrued expenses and a $10,200 increase in association membership costs, partially offset by the sale of $99,744 in marketable securities, the collection of $25,000 in notes receivable and an increase of $100,334 in accounts payable.

The Company currently has no access to any outside source of capital, except for approximately $13,000 outstanding under an existing equipment financing arrangement. While management continues to seek new sources of financing from other financial institutions, no such arrangements has yet been established.

A supplier of electronic parts to Federated Purchaser has informed the Company of its decision to terminate Federated Purchaser's franchise agreement as an Industrial Electronic Distributor effective July 1, 1997. There can be no assurances that this termination will not have a material adverse impact on the Company's results of operations and cash flow position.

The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company's accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

The Company's balance sheet at April 30, 1997 reflects a decrease of $315,326 in working capital to $405,597 as compared to $716,846 at April 30, 1996.

The Company's stockholders' equity is $658,204 at April 30, 1997 equivalent to a book value per share of $.41.



                                      (7)

PART II - OTHER INFORMATION

                           FEDERATED PURCHASER, INC.
                               OTHER INFORMATION
                            APRIL 30, 1997 AND 1996

                                  (Unaudited)



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        None

(b)     REPORTS ON FORM 8-K


The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the six months ended April 30, 1997 other than which has been reported.

Form 8-K filed on November 30, 1994 in regard to the divestiture of Freedom Electronics Corp.

Form 8-K filed on December 20, 1994 in regard to the change in registrant's certifying accountant.

There were no securities of the Company sold by the Company during the six months ended April 30, 1997, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by Section 4(2) of the Act.


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




-----------------------------
Date










                                      (8)

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    APRIL 30, 1997

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding  of  each of the issuer's classes
of common stock, as of the latest practicable date.   As  of  June 2, 1997,
there are 1,719,758 shares of common stock outstanding.