Form 10-Q
period 1997-07-31
FEDERATED PURCHASER INC
filed 1997-09-15
CIK 34977

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
















                     FEDERATED PURCHASER, INC.


                CONSOLIDATED FINANCIAL STATEMENTS


                      JULY 31, 1997 AND 1996

                     FEDERATED PURCHASER, INC.
                    CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                                        July 31,    October 31,
                                                          1997           1996
                                                      (Unaudited)
                                                                    <
CURRENT ASSETS:
  Cash                                             $   102,341       $  95,918
  Accounts receivable, less allowance for
   doubtful accounts of $30,839 at July 31,
   1997 and $26,339 at October 31, 1996,
   respectively                                        403,464         493,285
  Inventories                                          279,350         314,447
  Prepaid expenses and sundry receivables               22,613          22,925
  Note receivable - Freedom Electronics                 25,000          20,000
  Corporation Restrictive covenant receivable           22,500          24,375

  TOTAL CURRENT ASSETS                                 855,268         970,950

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $124,696 and $115,259,
  respectively                                          22,592		32,028

OTHER ASSETS:
  Note receivable - Freedom Electronics
    Corportion - net of current portion                135,000         155,000
  Security deposits                                     10,845          10,845
  Restrictive covenant receivable - net of
   current portion				         7,500          24,375
  Other                                                 95,826          94,126

  TOTAL OTHER ASSETS                                   249,171         284,346

TOTAL ASSETS                                        $1,127,031      $1,287,324

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                $    11,510      $   10,624
  Accounts payable                                     435,181         375,851
  Accrued expenses                                      64,448          93,861

  TOTAL CURRENT LIABILITIES                            511,139         480,336

LONG-TERM DEBT, net of current portion                  -                8,331

DEFERRED INCOME                                         30,000          48,750

TOTAL LIABILITIES                                      541,139         537,417

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares, issued and
    outstanding, 1,719,758 shares                      171,976       171,976
  Additional paid-in capital                         1,692,342     1,692,342
  Accumulated deficit                               (1,217,348)   (1,053,333)
    Total                                              646,970       810,985
  Less:  Treasury stock at cost                         61,078        61,078

  TOTAL STOCKHOLDERS' EQUITY                           585,892       749,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $1,127,031    $1,287,324


                                      (1)

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)








                                       Three Months Ended       Nine Months Ended
                                            JULY 31,                JULY 31,
                                       1997       1996         1997        1996
SALES                             $   836,668   $1,009,865   $2,515,054   $3,008,004


COSTS AND EXPENSES (INCOME):
  Cost of sales                       636,828      789,204    1,919,823    2,333,366
  Selling, shipping and general
    and administrative                275,579      304,259      774,253      961,007
  Interest expense                        706          707        2,013        2,121
  Depreciation and amortization         3,290        3,172        9,436        9,516
  Restrictive covenant                 (1,838)      (3,750)      (8,721)     (15,000)
  Interest income                      (5,625)      (4,440)     (18,750)     (13,830)

  TOTAL COSTS AND EXPENSES (INCOME)   908,940    1,089,152    2,678,054    3,277,180

LOSS BEFORE PROVISION FOR
  INCOME TAXES                        (72,272)     (79,287)    (163,000)    (269,176)

PROVISION FOR INCOME TAXES                 40          500        1,015        1,000

NET LOSS                          $   (72,312)  $  (79,787)  $ (164,015)  $ (270,176)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         1,611,317    1,611,317    1,611,317    1,611,317

LOSS PER COMMON SHARE             $      (.04)  $     (.05)  $     (.10)  $     (.17)

CASH DIVIDEND PER COMMON SHARE    $       .00   $      .00   $      .00   $      .00















                                      (2)

                          FEDERATED PURCHASER, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          NINE MONTHS ENDED JULY 31, 1997 AND 1996

                                         (Unaudited)








										         Common Stock
										   	   Held in
                                                       Additional        		   Treasury
                                       COMMON STOCK    Paid-in 	      Accumulated           AT COST
                                  SHARES    AMOUNT     CAPITAL        DEFICIT 		SHARES     AMOUNT

   			       <C<
BALANCES - November 1, 1995    1,719,758  $171,976   $1,692,342	      $  (638,507)     108,441    $61,078


  Net loss                          -         -            -        	 (270,176)         -         -


BALANCES - July 31, 1996      1,719,758   $171,976   $1,692,342	      $  (908,683)     108,441    $61,078



BALANCES - November 1, 1996   1,719,758   $171,976   $1,692,342	      $(1,053,333)     108,441    $61,078


  Net loss                         -          -            -             (164,015)        -          -


BALANCES - July 31, 1997      1,719,758   $171,976   $1,692,342       $(1,217,348)     108,441    $61,078




















                                             (3)

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JULY 31, 1997 AND 1996

                                  (Unaudited)




                                	                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                    	        	           $  (164,015)    $ (270,176)
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization          	                 9,436          9,516
      Allowance for doubtful accounts                            4,500          9,000
      (Increase) decrease in operating assets:
        Accounts receivable                                     85,321         37,654
        Inventories                                             35,097         (6,432)
        Prepaid expenses and sundry receivables                    312         13,037
      Increase (decrease) in operating liabilities:
        Accounts payable                                        59,330         36,168
        Accrued expenses                                       (29,413)         7,339

    NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES            568	     (163,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption of marketable securities                 		  -            99,744
  Purchase of property and equipment                              -              (471)
  Proceeds on note receivable                         		15,000         30,000
  Increase in association membership costs                      (1,700)       (15,300)

  NET CASH PROVIDED BY INVESTING ACTIVITIES                     13,300        113,973

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Payments on notes payable and long-term debt                  (7,445)        (7,968)

NET INCREASE (DECREASE) IN CASH                                  6,423        (57,889)

CASH - beginning                                                95,918        186,515

CASH - ending                                              $   102,341    $   128,626


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                               $     2,013    $     2,121

    Income taxes                                           $      -       $      -







                                      (4)

                     FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 1997 AND 1996

                                  (Unaudited)








NOTE 1

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of July 31, 1997 and the results of operations for the nine months ended July 31, 1997 and 1996.

NOTE 2

        The results of operations for the nine months ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.




































                                      (5)

Item 2.
                     FEDERATED PURCHASER, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

RESULTS OF OPERATIONS

The Company recognized a loss of $164,015 for the nine months ended July 31, 1997 on net sales of $2,515,054 compared to a loss of $270,176 for the nine months ended July 31, 1996 on net sales of $3,008,004. The loss of $164,015 for the nine months ended July 31, 1997 represents an improvement of $106,161 when compared to the loss of $270,176 for the nine months ended July 31, 1996. Despite the relative improvement in the magnitude of the loss when compared with the nine months ended July 31, 1996, the loss represents a continuation of repeated significant operating losses experienced by the Company since prior to 1992. As a result of negative cash flows associated with these losses, as of July 31, 1997, working capital had decreased to $344,129 and the Company had an accumulated deficit of $1,217,348. Because the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. At July 31, 1997, the Company's cash reserves were $102,341. There can be no assurance that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

Net sales were $2,515,054 for the nine months ended July 31, 1997 as compared to $3,008,004 for the nine months ended July 31, 1996, a decrease of $492,950 or 16.4% under the prior year. Net sales were $836,668 for the three months ended July 31, 1997 as compared to $1,009,865 for the three months ended July 31, 1996 a decrease of $173,197 or 17.2% under the prior year. This decrease in net sales is a result of intense competition from larger competitors, as well as certain other industry trends which negatively impact smaller electronics distributors such as the Company. These competitive circumstances have continued to reduce the Company's sales volume, which, along with gross margins, must improve in the short term for the Company to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has resulted in management seeking additional sales volume through price reductions, and certain other industry trends which adversely impact smaller electronics distributors. While management continues its effort to improve sales volume while preserving the Company's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse the Company's negative results of operations.

Cost of sales were $1,919,823 or 76.3% of sales for the nine months ended July 31, 1997 compared to $2,333,366 or 77.6% of sales for the nine months ended July 31, 1996. Cost of sales were $636,828 or 76.1% of sales for the three months ended July 31, 1997 compared to $789,204 or 78.1% of sales for the three months ended July 31, 1996. The decrease in cost of sales for both the nine months and three months ended July 31, 1997 is the result of the Company's decrease in sales volume. The gross profit percentage for the nine months ended July 31, 1997 was 23.7% compared to 22.4% for the nine months ended July 31, 1996. The gross profit percentage for the three months ended July 31, 1997 was 23.9% compared to 21.9% for the three months ended July 31, 1996. There can be no assurances that the minor improvement in the Company's gross margin can be sustained, or that lower gross profits associated with the reduction in sales volume will not force the Company to seek protection under the United States Bankruptcy Code.

Selling, shipping and general and administrative ("SSG&A") expenses were $774,253 for the nine months ended July 31, 1997, compared to $961,007 for the nine months ended July 31, 1996, a decrease of $186,754 or 19.4% as compared to the prior comparable period. For the three months ended July 31, 1997, selling, shipping and general and administrative expenses were $275,579 as compared to $304,259 for the three months ended July 31, 1996, a decrease of $28,680 or 9.4% as compared to the prior comparable period. The decrease is a result of lower sales salaries, warehouse salaries, administrative salaries, advertising expenses, telephone expenses and office expenses. The decrease in salaries are the result of management's decision to downsize the Company's labor force. Management anticipates that further reductions in SSG&A expenses will be necessary to reverse the Company's negative results of operations.

                                      (6)

                     FEDERATED PURCHASER, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $414,826 for the year ended October 31, 1996 and the operating loss of $164,015 for the nine ended July 31, 1997. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, continue to decrease the Company's sales levels, gross profit margins, or both. While the Company enhanced its short-term liquidity position when it received a one-time cash payment of $755,845 from its November 15, 1994 divestiture of a former subsidiary, Freedom Electronics, those proceeds have been used to sustain operations since that time. Thus, the Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operations costs, securing additional lines of credit from outside lenders or entering into strategic alliances. Due to the Company's impaired liquidity position, negative financial performance, reliance on cash to sustain operations and certain other factors, the Company's independent auditors raised substantial doubt regarding the Company's ability to continue as a going concern in the Company's annual report for the year ended October 31, 1996. If the Company is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code.

Cash and cash equivalents increased by $6,423 for the nine months ended July 31, 1997 compared to a decrease of $57,889 for the nine months ended July 31, 1996. For the nine months ended July 31, 1997, the Company provided cash of $568 from operating activities primarily as a result of a decrease in accounts receivable of $85,321, a decrease of $35,097 in inventories an increase of $59,330 in accounts payable offset by the net loss of $164,015 and a decrease of $29,413 in accrued expenses. The Company generated cash from investing activities of $13,300 from the collection of $15,000 in notes receivable offset by $1,700 in association membership costs. During the nine months ended July 31, 1997, the Company used cash of $7,445 for notes payable. The collection of $15,000 in notes receivable is due to the Company's renegotiation of certain payment terms relating to debt owed by Freedom in relation to the divestiture described above.

The Company currently has no access to any outside source of capital, except for approximately $11,500 outstanding under an existing equipment financing arrangement. While management continues to seek new sources of financing from other financial institutions, no such arrangements has yet been established.

A supplier of electronic parts to Federated Purchaser terminated Federated Purchaser's franchise agreement as an Industrial Electronic Distributor effective July 1, 1997. The Company expects to continue to be able to obtain electronic parts from that supplier through a cooperative purchasing group.

The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. The Company's accounting policies with respect to customer right of returns are governed upon written authorization by Federated except for special order items.

The Company's balance sheet at July 31, 1997 reflects working capital of $344,129 as compared to $639,351 at July 31, 1996, which represents a decrease of $295,222.

The Company's stockholders' equity is $585,392 at July 31, 1997, equivalent to a book value per share of $.36.


                                      (7)

PART II - OTHER INFORMATION

                     FEDERATED PURCHASER, INC.
                         OTHER INFORMATION
                       JULY 31, 1997 AND 1996

                             (Unaudited)



Item 6 - Exhibits and reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K


The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the nine months ended July 31, 1997 other than which has been reported.

There were no securities of the Company sold by the Company during the three months ended July 31, 1997, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by Section 4(2) of the Act.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FEDERATED PURCHASER, INC.
                                             (Registrant)


                                             /S/HARRY J. FALLON
					     ------------------------------------
					     Harry J. Fallon, President and
                                             Principal Accounting Officer




SEPTEMBER 12, 1997
Date





                                      (8)

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JULY 31, 1997

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

Yes     No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 26, 1997, there are 1,719,758 shares of common stock outstanding.