Form 10-K
period 1997-10-31
FEDERATED PURCHASER INC
filed 1998-01-29
CIK 34977

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 COMMISSION FILE NUMBER: 0-7235

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (732) 290-2900
                               _________________

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the 1,158,240 shares of the common stock of the Registrant held by non-affiliates on January 7, 1998 based upon the average of the bid and asked prices was approximately $122,158. The number of shares of the registrant's common stock outstanding as of January 7, 1998 was 1,611,317 shares, par value $.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Certain portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

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

      B. SIGNIFICANT FACTORS

	1. PROPOSED ACQUISITION

	On October 1, 1997, Federated Purchaser, Inc. ("Federated") announced that it signed an agreement with Wise Components, Inc. ("Wise"), and its chairman and sole shareholder, Martin L. Blaustein ("Blaustein"), under which Federated will issue approximately 4.5 million shares of its common stock to Blaustein in a tax-free exchange for all of the outstanding shares of Wise's common stock (the "Proposed Transaction"). Upon closing, Wise will become a wholly owned subsidiary of Federated and Blaustein will become Federated's principal shareholder, owning approximately 74% of Federated's common stock. The remaining 26% will continue to be held by current shareholders of Federated.
The transaction is expected to close in the second quarter of fiscal 1998.

        2. CONTINUING SIGNIFICANT LOSSES; ACCUMULATED DEFICIT

        The Company has experienced significant and continuous operating losses amounting to $1,932,259 during the past five operating periods. For the years ended October 31, 1997 ("fiscal 1997"), October 31, 1996 ("fiscal 1996"),
October 31, 1995 ("fiscal 1995"), October 31, 1994 ("fiscal 1994") and October 31, 1993 ("fiscal 1993"), the Company incurred losses of $281,901, $414,826,
$546,062, $373,849, and $315,621,  respectively.   As  of October 31, 1997, the
Company's accumulated deficit was $1,335,234. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

        3. IMPAIRED LIQUIDITY

        The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including continued losses from operations. During fiscal 1997, the Company used net cash of $71,461 for operating activities, primarily as a result of the net loss of $281,901 for the year. Since the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. While the Company enhanced its short-term liquidity position through the one-time receipt of $762,345 in cash from the Divestiture, those proceeds have been used to finance the Company's operations
during the past two operating  periods.   At  October  31, 1997, the Company's
cash reserves amounted to $69,358, which could be insufficient to finance the Company's operations throughout the upcoming operating period unless (i) the Company's results of operations improve significantly, or (ii) management is able to secure financing from an outside source. To date, management has been unable to negotiate such financing from any outside source on acceptable terms. There can be no assurances that the Company's cash reserves will be sufficient to satisfy the Company's operating or financing requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." While there can be no assurances, management believes that the Proposed Transaction will improve the Company's operating performance and financial condition. See Note 14 - Consolidated Financial Statements.

        4. AUDIT REPORT - UNCERTAINTY

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


        5. NEGATIVE TRENDS IMPACTING SMALL ELECTRONICS DISTRIBUTORS; INTENSE COMPETITION

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

      The Company assembles and markets a broad range of products, none of which accounted for 15% or more of the Company's consolidated revenues during fiscal 1997, fiscal 1996 or fiscal 1995.

      SOURCES AND AVAILABILITY OF RAW MATERIALS

      The products marketed and distributed by the Company are obtained either through distributorship agreements or are otherwise normally available to the
Company from a number of commercial sources on a competitive basis.   While the
Company  has not generally experienced difficulties in obtaining such products,
a  supplier   of   electronic  parts  to  Federated  terminated  the  Company's
appointment as a distributor  in  1993 and 1997.   There  can  be no assurances
that the Company will not be terminated by any of its other suppliers or that any such termination will not have a material adverse impact on the Company's
results of operations.   See  Item  7  "Management's  Discussion and Analysis of
Financial Condition and Results of Operations."

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

      MATERIAL CUSTOMERS

      During fiscal 1997, net sales by the Company to its largest customer comprised approximately 4% of the Company's consolidated net sales. Given the Company's current liquidity situation and the Company's need to significantly improve its sales revenues, there can be no assurances that the loss of this or any other customer would not have a material adverse effect on the Company.

      All but a nominal amount of the Company's sales are made to industrial customers within the continental United States.

      BACKLOG

      As of October 31, 1997, the Company had a firm backlog of approximately $550,000 compared to a firm backlog at October 31, 1996 of approximately $666,687.

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

      RESEARCH AND DEVELOPMENT

      During fiscal 1996 and the interim periods of fiscal 1997, the Company did not spend any amount on research and development activities.

      ENVIRONMENTAL MATTERS

      Management believes that the Company's capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State and local laws relating to the protection of the environment.

      NUMBER OF EMPLOYEES

      As of October 31, 1997, the Company had 17 employees, 2 of whom were engaged in administration, 9 in clerical and shipping positions, and 6 in sales. This represents a reduction of 4 employees from fiscal 1995, all of whom were laid off in February, 1996 as part of management's plan to reduce overhead expenses. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES.

      The Company currently operates its principal administrative, sales and warehousing facilities from an 11,600 square foot facility located in Cliffwood, New Jersey. The annual rental during the current term under the terms of a 6-year net lease (i.e., the annual rental is exclusive of property taxes and all
other  property-connected  charges  payable by the Company)  is  $58,000.   The
Company also leases approximately 2,800 square feet in a building in Allentown, Pennsylvania, on a month-by-month basis for a minimum annual rental of $10,800.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since July 14, 1992, Federated's stock has been quoted on the "pink sheets" by the National Quotation Bureau, Inc. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                     BID PRICES                        ASKED PRICES
Quarter ended:                                     HIGH           LOW              HIGH           LOW
January 31, 1995                                   5/16           1/4     	    3/4           9/16
April 30, 1995                                     5/16           1/16     	    3/4           5/16
July 31, 1995                                      1/4            1/8          	    3/4           7/16
October 31, 1995                                   1/4            1/8          	    3/4           1/2
January 31, 1996                                   1/4            1/4      	    1/2           7/16
April 30, 1996                                     1/4            1/8        	    7/16          3/8
July 31, 1996                                      7/32           7/32      	    3/8           3/8
October 31, 1996.                                  7/32           7/32      	    3/8           3/8
January 31, 1997                                   3/8            1/8        	    7/16          1/4
April 30, 1997                                     5/16           1/8        	    5/16          1/4
July 31, 1997                                      5/32           1/8        	    5/16          5/16
October 31, 1997                                   1/8            1/8        	    5/16          5/16
January 20, 1998                                   3/8            3/8         	    9/32          9/32

      At January 20, 1998, there were approximately 785 shareholders of record of Federated's Common Stock.

      Given Federated's repeated operating losses, accumulated deficit, and impaired liquidity position, management intends to retain all remaining available cash for the operation of Federated's business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future determination as to the payment of dividends on the common stock will depend upon future earnings, capital requirements, the financial condition of Federated and any other factors the Board of Directors may consider.

      For information regarding the effect of the Exchange on the principal holders of Common Stock, see "Description of Capital Stock -- Voting and Principal Holders" above. For information regarding the effect of the Exchange on the Common Stock ownership of Federated's directors and officers, see "Directors and Officers" above. There are no commitments with any of such persons with respect to the issuance of any class of Federated's common equity.

ITEM 6. SELECTED FINANCIAL DATA.

      The consolidated selected financial data of and for each of the five years in the period ended October 31, 1997 have been derived from the audited financial statements of Federated. These data should be read in conjunction with, and is qualified in its entirety to, the related financial statements and notes included elsewhere in this Proxy Statement.



                                                                  Year Ended
                                                                  October 31,
                   _____________________________________________________________________________________
                        1997              1996              1995               1994             1993
Net sales             $3,252,670        $3,980,560        $4,118,799        $6,281,006        $6,245,276
Net loss from
 continuing
 operations             (281,901)         (414,826)         (546,062)         (373,849)         (315,621)
Net loss per
 share from
 continuing
 operations                 (.17)             (.26)             (.34)             (.22)             (.19)
Cash
 dividends
 paid                         --                --                --                --                --
Cash
 dividends
 paid per
 share                       .00               .00               .00               .00               .00
Total assets           1,001,175         1,287,324         1,605,604         2,768,863         2,788,001
Working
 capital                 274,835           490,614           871,875         1,452,970         1,852,245
Current ratio              1.5:1             2.0:1             3.5:1             2.5:1             4.0:1
Long-term debt
                           8,331            18,955            29,697            44,989            69,613
Stockholders'
 equity                  468,006           749,907         1,164,733         1,755,240         2,129,089
Stockholders'
 equity per
 share                $      .29        $      .47        $      .72         $    1.03         $    1.25

(1) The data for fiscal years 1995 and 1996 reflect the divesture of a former Federated subsidiary, Freedom. See further discussion at Management's Discussion and Analysis of Financial Condition and Results of Operation for the fiscal years ended October 31, 1997, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company has experienced significant operating losses throughout the past five operating periods. For fiscal 1997, fiscal 1996, fiscal 1995, fiscal 1994, and fiscal 1993, the Company incurred losses of $281,901, $414,826, $546,062, $373,849, and $315,621, respectively. As a result of negative cash flows associated with these losses, as of October 31, 1997, working capital had decreased 88.5% to $274,835 from $2,389,580 at October 31, 1991 and the Company had an accumulated deficit of $1,335,234. While management is seeking to address these problems by increasing sales and reducing operating costs, there can be no assurances that the Company will be successful in its efforts to improve either its liquidity position or operating results. In addition, because the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. There can be no assurances that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code. While there can be no assurances, management believes that the Proposed Transaction will improve the Company's operating performance and financial condition. See Note 14 - Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

      The Company recognized a net loss of $281,901 for the year ended October 31, 1997 on net sales of $3,252,670, as compared to a net loss of $414,826 for the year ended October 31, 1996 on net sales of $3,980,560, and a net loss of $546,062 for the year ended October 31, 1995 on net sales of $4,118,799. The loss of $546,062 for the year ended October 31, 1995 included a loss of $182,791 on the divestiture of the Company's subsidiary, Freedom Electronics Corp. ("Freedom").

      Despite the relative improvement in the magnitude of the loss when compared with the years ended October 31, 1996 and 1995, the loss represents a continuation of repeated significant operating losses experienced by Federated since prior to 1992. As a result of negative cash flows associated with these losses, as of October 31, 1997, working capital had decreased to $274,835 and Federated had an accumulated deficit of $1,335,234. Because Federated currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. At October 31, 1997, Federated's cash reserves were $69,358. There can be no assurances that Federated's cash reserves will be sufficient to satisfy Federated's capital requirements or that Federated's inability to obtain capital from outside sources will not force Federated to seek protection under the United States Bankruptcy Code. While there can be no assurances, management believes that the Proposed Transaction will improve the Company's operating performance and financial condition. See Note 14 - Consolidated Financial Statements.

      Net sales were $3,252,670 for the year ended October 31, 1997 as compared to $3,980,560 for the year ended October 31, 1996, or a decrease of $727,890 or 18.2% over the prior year. Net sales were $3,980,560 for the year ended October 31, 1996 as compared to $4,118,799 for the year ended October 31, 1995, a decrease of $138,239 or 3.4% over the prior year. The decrease in sales for the year 1997 as compared to 1996 of $727,890 and the decrease in sales for the year 1996 as compared to 1995 of $138,239 is due to intense competition, particularly in the Northeast United States, and trends adversely affecting the electronics industry as a whole (as described in more detail below). These competitive circumstances have continued to reduce Federated's sales volume, which, along with gross margins, must improve in the short-term and in the long-term, for Federated to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has resulted in management seeking additional sales volume through price reductions, and certain other industry trends which adversely impact smaller electronics distributors. These trends include the consolidation of other small distributors, the increase in the use of technology (which Federated's limited capital resources have not permitted it to acquire), the diminished availability of capital within the business, marketplace changes favoring value-added services, and the reduction of franchises by major vendors. While management continues its effort to improve sales volume while preserving Federated's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse Federated's negative results of operations.

      Cost of sales were $2,493,482 or 76.6% of sales for the year ended October 31, 1997 as compared to $3,128,019 or 78.6% of sales for the year ended October 31, 1996 and $3,172,060 or 77.0% of sales for the year ended October 31, 1995. The decrease in cost of sales for the years ended October 31, 1997, 1996 and 1995 are the result of Federated's decrease in sales volume. The gross profit percentage for the year ended October 31, 1997 was 23.4% as compared to 21.4% for the year ended October 31, 1996 and 23.0% for the year ended October 31, 1995. The increase of 2.0% in gross profit percentage for the year ended October 31, 1997 when compared to October 31, 1996, is the result of management's attempt to increase sales prices to customers and decrease prices paid to suppliers. The decrease in gross profit percentage of 1.6% from 23.0% for the year ended October 31, 1995 to 21.4% for the year ended October 31, 1996 was the result of increased competition within the industry and management's decision to attempt to improve the Company's sales volume and operating results by reducing prices to its customers. There can be no assurances that the minor improvement in Federated's gross margin can be sustained, or that lower gross profits associated with the reduction in sales volume will not force Federated to seek protection under the United States Bankruptcy Code.

      Selling, shipping and general and administrative ("SSG&A") expenses were $1,061,382 for the year ended October 31, 1997, compared to $1,286,444 for the year ended October 31, 1996 and $1,353,609 for the year ended October 31, 1995. Fiscal year 1997 thus showed a decrease in SSG&A of $225,062 when compared to year ended October 31, 1996. The decrease of $225,062 is the result of a reduction of sales salaries of 18.6%, a reduction of administrative salaries of 14.0% a reduction of telephone expense of 32.2% and a reduction of general expenses of 36.2%. The decrease of $225,062 for the year ended October 31, 1997 when compared to the year ended October 31, 1996 represented a 17.4% decrease in SSG&A expenses. SSG&A expenses for the year ended October 31, 1996 were $1,286,444 compared to $1,353,609 for the year ended October 31, 1995, a decrease of $67,165 over the prior year. The decrease of $67,165 is the result of a reduction in warehouse salaries of 48.6%, a reduction of administrative salaries of 10.3%, a reduction of insurance costs of 36.0%, a reduction of bad debt expense of 64.1%, partially offset by an increase in sales salaries of 7.7%. Management anticipates that further reductions in SSG&A expenses will be necessary to reverse Federated's negative results of operations.

      Interest earned on the Company's cash reserves and notes receivable were $11,054 for the year ended October 31, 1997 as compared to $14,830 for the year ended October 31, 1996 and $32,530 for the year ended October 31, 1995. The decrease of $3,776 for the year ended October 31, 1997 as compared to October 31, 1996 was attributable to lower cash balances, which continue to deteriorate as a result of the Company's operating losses and lower note receivable balances. The decrease of $17,700 for the year ended October 31, 1996 when compared to October 31, 1995 was due to lower cash balances as a result of recurring operating losses.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the $281,901 loss for the year ended October 31, 1997, the loss of $414,826 for the year ended October 31, 1996 and the loss of $546,062 for the year ended October 31, 1995. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, continue to decrease Federated's sales levels, gross profit margins, or both. While Federated enhanced its short-term liquidity position when it received a one-time cash payment of $762,345 from its November 15, 1994 divestiture of a former subsidiary, Freedom Electronics, those proceeds have been used to sustain operations since that time. Thus, Federated's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operations costs, securing additional lines of credit from outside lenders or entering into strategic alliances. Due to Federated's impaired liquidity position, negative financial performance, reliance on cash to sustain operations and certain other factors, Federated's independent auditors raise substantial doubt regarding Federated's ability to continue as a going concern in Federated's annual report for the year ended October 31, 1997. If Federated is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code. While there can be no assurances, management believes that the Proposed Transaction will improve the Company's operating performance and financial condition. See Note 14 - Consolidated Financial Statements.

      Cash and cash equivalents decreased by $26,560 for the year ended October 31, 1997 as compared to a decrease of $90,597 for the year ended October 31, 1996 and a decrease of $38,500 for the year ended October 31, 1995. During the year ended October 31, 1997, the Company used net cash of $71,461 from operating activities primarily from the net loss of $281,901, a decrease of $118,762 in accounts receivable, a decrease of $85,864 in inventories and a increase of $30,741 in accounts payable and accrued expenses. The Company generated cash of $55,525 for the year ended October 31, 1997, primarily though collections of a note receivable from Freedom Electronics of $55,000. During the year ended October 31, 1997, the Company used cash of $10,624 for payments on long-term debt.

      During the year ended October 31, 1996, the Company used net cash of $190,456 from operating activities, primarily because of the net loss for the year, the decrease of $77,835 in inventories and the increase of $127,913 in accounts payable and accrued expenses. The Company generated cash of $110,601 for the year ended October 31, 1996, primarily through the receipt of $99,744 on the redemption of marketable securities and the collection of $35,000 in notes receivable; these decreases were partially offset by the $23,672 increase in association membership costs. The collection of $35,000 in notes receivable is due to Federated's renegotiation of certain terms relating to debt owed by Freedom to Federated as a result of the divestiture. During the year ended October 31, 1996, the Company used cash of $10,742 for payments on long-term debt.

      During the year ended October 31, 1995, the Company used net cash of $609,348 from operating activities, primarily because the net loss for the year. The Company generated cash from investing activities of $645,472 for the year ended October 31, 1995, primarily from the $762,345 proceeds on the divestiture of Freedom, and used cash of $286,224 to purchase marketable securities, while redeeming marketable securities of $192,439. During the year ended October 31, 1995, the Company used cash of $74,624 to pay off a note payable in the amount of $63,999 and long-term debt in the amount of $10,625. The note was pursuant to a credit line agreement with New Jersey National Bank, which had previously been withdrawn by the bank. The note was secured by accounts receivable and inventory of the Company. As part of the consideration received in connection with the divestiture of Freedom, Federated was relieved of its obligations under a note payable to United Jersey Bank in the amount of $250,000. Federated had been a guarantor of this obligation of Freedom.

      Based upon the Company's continuing losses, the Company has experienced periods of declining cash balances, which have negatively impacted the accounts payable balances of trade creditors. The Company has been slow in the payment of its accounts payable and approximately 47% of its accounts payable are over 30 days old and 21% are over 60 days old as of October 31, 1997. On open trade accounts payable for unsecured creditors, the Company has no knowledge of any pending or threatened legal actions which would force the Company into bankruptcy. As of October 31, 1997, open trade accounts payable and accrued expenses for unsecured creditors totaled $500,463. Secured creditors on long-term debt, namely for the purchase of computer equipment totaled $8,331. As of October 31,1996, open trade accounts payable and accrued expenses for unsecured creditors totaled $469,712, and secured creditors on long-term debt, namely for the purchase of computer equipment totaled $18,955. The Company anticipates that the increased cash flow and greater efficiency resulting from the Exchange will enable it to resume a current payment schedule, and plans to do so as soon as it becomes practicable; although its ability to do so quickly is limited by the fact that Federated is not receiving cash under the Exchange.

      CAPITAL RESOURCES - WORKING CAPITAL REQUIREMENTS

      Federated currently has no access to any outside source of capital, except for approximately $8,300 outstanding under an existing equipment financing arrangement. While management continues to seek new sources of financing from other financial institutions, no such arrangements has yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves which continue to deteriorate as a result of the Company's recurring operating losses. There can be no assurances that the Company's current cash reserves will be sufficient to satisfy the Company's financing requirements or that the Company's inability to obtain capital from outside sources will not impair its ability to continue future operations. While there can be no assurances, management believes that the Proposed Transaction will improve the Company's operating performance and financial condition. See Note 14 - Consolidated Financial Statements.

      A supplier of electronic parts to Federated Purchaser terminated Federated Purchaser's franchise agreement as an Industrial Electronic Distributor effective July 1, 1997. Federated expects to continue to be able to obtain electronic parts from the supplier through a cooperative purchasing group.

      Federated maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred. Federated's accounting policies with respect to customer right of returns is to require written authorization by Federated, except for special order items, which are handled on a case by case basis.

      The Company's balance sheet reflects working capital of $274,835 and $490,614 at October 31, 1997 and 1996, respectively, a decrease of $215,779 or 43.9% for the year 1997.

      The Company's stockholders' equity amounted to $468,006 at October 31, 1997, equivalent to a book value per common share of $.29. As of October 31, 1996, stockholders' equity amounted to $749,907 equivalent to a book value per common share of $.47.

      On October 1, 1997, Federated Purchaser, Inc. signed an agreement whereby Federated will acquire all of the outstanding shares of stock of Wise Components, Inc. in an exchange of stock which will be accounted for as a purchase.

      On November 15, 1994, by unanimous vote of all non-interested directors, Federated divested its subsidiary, Freedom. In consideration of the divesture of 100% of the outstanding shares of Freedom, Federated received approximately $360,500, including $106,500 in cash, a $210,000 promissory note and 88,889 shares of common stock of Federated (representing 4.9% of the outstanding class of common shares) held personally by Freedom's President. In addition, the parties entered into customary covenants not to compete, pursuant to which Federated became entitled to receive $90,000 over a four year period. As part of this transaction, certain intercompany indebtedness to Federated was satisfied by payment of an additional $656,000. While there are no written, oral or other binding agreements between Federated and Freedom regarding their ongoing business relationship, both Federated and Freedom anticipate selling certain goods to each other on mutually beneficial terms. During the period November 16, 1994 to October 31, 1995, the period immediately following the divestiture of Freedom, Freedom sold goods to Federated in the amount of $76,112 and Federated sold goods to Freedom for $69,193. During the year ended October 31, 1996, Federated purchased goods from Freedom totaling $776 and did not sell any goods to Freedom during the same period. During the year ended October 31, 1997, Federated did not purchase any goods from Freedom, nor did it sell any goods to Freedom.

      The loss on the divestiture of Freedom amounted to $182,791 or $.11 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                          	PAGE


Independent Auditors' Report         		  16


Consolidated Balance Sheets       	          17


Consolidated Statements of Operations  		  18


Consolidated Statements of Stockholders' Equity	  19


Consolidated Statements of Cash Flows     	  20 - 21


Notes to Consolidated Financial Statements	  22 - 28

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Federated Purchaser, Inc.
Cliffwood, New Jersey

We have audited the consolidated balance sheets of Federated Purchaser, Inc. and its subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended October 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Purchaser, Inc. and its subsidiaries as of October 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended October 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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


                                                       BEDERSON & COMPANY LLP



January 8, 1998
West Orange, New Jersey

                     FEDERATED PURCHASER, INC.
                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1997 AND 1996

                                    ASSETS

                                        	               1997             1996
CURRENT ASSETS:
  Cash                              	                  $    69,358      $    95,918
  Accounts receivable, less allowance for doubtful
    accounts of $16,803 and $26,339, respectively	      384,059          493,285
  Inventories                                                 228,583          314,447
  Prepaid expenses and sundry receivables                      49,754           22,925
  Note receivable - Freedom Electronics Corporation            27,500           20,000
  Restrictive covenant receivable                              24,375           24,375

  TOTAL CURRENT ASSETS                                        783,629          970,950

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                20,600           32,028

OTHER ASSETS:
  Note receivable - Freedom Electronics Corporation,
    net of current portion                                     92,500          155,000
  Restrictive covenant receivable, net of current portion           -           24,375
  Security deposits                                            10,845           10,845
  Association membership                                       93,601           94,126

  TOTAL OTHER ASSETS                                          196,946          284,346

TOTAL ASSETS                                         	   $1,001,175       $1,287,324

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                      $      8,331       $   10,624
  Accounts payable                                            468,479          375,851
  Accrued expenses                                             31,984           93,861

  TOTAL CURRENT LIABILITIES                                   508,794          480,336

LONG-TERM DEBT, less current portion                             -               8,331

DEFERRED INCOME                                                24,375           48,750

TOTAL LIABILITIES                                             533,169          537,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, authorized, 5,000,000
    shares, 1,719,758 shares issued                           171,976          171,976
  Additional paid-in capital                                1,692,342        1,692,342
  Accumulated deficit                                      (1,335,234)      (1,053,333)
    Total                                                     529,084          810,985
  Less:  Treasury stock, 108,441 shares, at cost               61,078           61,078

  TOTAL STOCKHOLDERS' EQUITY                                  468,006          749,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,001,175       $1,287,324

  The accompanying notes are an integral part of these financial statements.


	                   FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995






                                           1997          1996         1995
REVENUES:

  Sales, net                            $3,252,670    $3,980,560   $4,118,799

COSTS AND EXPENSES (INCOME):

  Cost of sales                          2,493,482     3,128,019    3,172,060

   Selling, shipping, and general and
    administrative  			 1,061,381     1,286,444    1,353,609

  Loss on sale of subsidiary                  -             -         182,791

  Depreciation and amortization             11,427        11,575       11,260

  Interest expense                           2,850         2,828        3,811

  Interest income                          (11,054)      (14,830)     (32,530)

  Restrictive covenant                     (24,375)      (20,625)     (20,625)

  Other income                                (240)         -          (9,878)

  TOTAL COSTS AND EXPENSES (INCOME)      3,533,471     4,393,411    4,660,498

LOSS BEFORE PROVISION FOR INCOME TAXES    (280,801)     (412,851)    (541,699)

PROVISION FOR INCOME TAXES                   1,100          1,975       4,363

NET LOSS                               $  (281,901)   $ (414,826)  $ (546,062)

LOSS PER SHARE                         $      (.17)   $     (.26)  $     (.34)


                         The accompanying notes are an
                  integral part of these financial statements.

                         FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995





										       Common Stock
                                                      Additional                         Held in
                                  COMMON STOCK          Paid-in	    Accumulated      TREASURY AT COST
                                SHARES     AMOUNT      CAPITAL       (DEFICIT)       SHARES     AMOUNT

BALANCES - October 31, 1994 	1,719,758   $171,976     $1,692,342    $  (92,445)      19,552    $ 16,633

  Purchase of treasury stock	     -          -             -              -          88,889      44,445

  Net loss              	     -          -             -          (546,062)         -           -

BALANCES - October 31, 1995	1,719,758    171,976      1,692,342      (638,507)     108,441      61,078

  Net loss                           -          -             -          (414,826)        -            -

BALANCES - October 31, 1996     1,719,758    171,976      1,692,342    (1,053,333)     108,441      61,078

  Net loss                           -          -             -          (281,901)        -            -

BALANCES - October 31, 1997     1,719,758   $171,976     $1,692,342   $(1,335,234)     108,441 $    61,078





                                   The accompanying notes are an
                            integral part of these financial statements.

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                              			            1997          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss            		              		  $(281,901)    $(414,826)   $(546,062)
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization  		             11,427        11,575       11,260
      Allowance for doubtful accounts		             (9,525)        4,751        4,001
      Accrued interest income                                   -             -         (5,959)
      Loss on divestiture of Freedom Electronics, Corp.         -     	      -        182,791
      Freedom Electronics, Corp., net assets and
        liabilities disposed of                                 -             -       (160,457)
      Noncash operating expenses            			-             -          2,154
      Deferred income taxes                 			-             -         (1,947)
      (Increase) decrease in current assets:
        Accounts receivable                                 118,762       (11,647)    (114,540)
        Inventories                                          85,864        77,835       48,370
        Prepaid expenses and sundry receivables             (26,829)       13,943       33,967
        Tax refund receivable               			-             -          5,119
        Decrease in security deposits       			-             -          9,228
      Increase (decrease) in current liabilities:
        Accounts payable                                     92,628        92,526      (47,095)
        Accrued expenses                                    (61,887)       35,387      (30,178)

  NET CASH USED BY OPERATING ACTIVITIES                     (71,461)     (190,456)    (609,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on divestiture of Freedom Electronics, Corp.     	-     	      -        762,345
  Purchase of marketable securities         			-             -       (286,224)
  Sale of marketable securities             			-          99,744      192,439
  Purchase of property and equipment        			-            (471)      (2,688)
  Collection of note receivable             		     55,000        35,000         -
   (Increase)  decrease in association membership costs         525       (23,672)     (20,400)

  NET CASH PROVIDED BY INVESTING ACTIVITIES     	     55,525       110,601      645,472

CASH FLOWS USED BY FINANCING ACTIVITIES:
   Payments on notes payable and long-term debt             (10,624)      (10,742)     (74,624)

NET DECREASE IN CASH                                        (26,560)      (90,597)     (38,500)

CASH - beginning of year                                     95,918       186,515      225,015

CASH - end of year                                       $   69,358    $   95,918    $ 186,515

                                  (Continued)

                         The accompanying notes are an
                  integral part of these financial statements.

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995





                                          1997          1996         1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                         $   2,850     $   2,828    $   3,811

      Income taxes                     $     404     $    -       $     421




NON-CASH INVESTING AND FINANCING ACTIVITY:
  Divestiture of Freedom Electronics Corp.,
    summarized as follows:
      Selling price                    $   -         $    -       $1,100,290

     Add:  Management fee                  -              -            6,500

      Less:  Note receivable                -             -         (210,000)
        Restrictive covenant                -             -          (90,000)
        Treasury stock                      -             -          (44,445)

      Cash received                    $    -        $    -      $   762,345


  Cash received                        $    -        $    -      $   762,345

  Applied to:
    Management fee                          -             -           (6,500)
    Sale of stock                           -             -         (100,000)
    Intercompany indebtedness               -             -         (655,845)

                                            -             -         (762,345)

                                       $    -        $    -      $      -




                                  (Concluded)

                         The accompanying notes are an
                  integral part of these financial statements.

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS
     The Companies are engaged in the sale of electronic parts, components and related equipment.

     ACCOUNTING ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     REVENUE RECOGNITION
     Federated Purchaser, Inc. and its subsidiaries, ("The Company" or "Federated") maintain their records on the accrual basis of accounting. Income is earned and recorded when title passes and expenses are recorded when incurred. Any merchandise returned by customers in the normal course of business must be pre-approved by management.

     DEFERRED REVENUE
     In conjunction with the sale of all the common stock of its wholly-owned subsidiary, Freedom Electronics Corporation, on November 14, 1994, Federated entered into a noncompete agreement with the purchaser. The $90,000 noncompete agreement is being recognized into income over the four-year term of the agreement based upon monthly installments received.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated. (See Note 13, Sale of Subsidiary.)

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

     ADVERTISING
     Advertising costs are expensed as incurred and included in Selling, Shipping and General and Administrative Expenses. Advertising expenses for the years ended October 31, 1997, 1996 and 1995 were $6,898, $19,792 and $20,149, respectively.

     DEFERRED INCOME TAXES
     Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all deferred tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATION
     Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on reported net losses.

     NET LOSS PER COMMON SHARE
     The computations of losses per share are based on the weighted average number of shares outstanding during the year: 1,611,317 in 1997 and 1996 and 1,614,726 in 1995.

     LONG-LIVED ASSETS
     Effective November 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF
     LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, the Company reviewed long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, operating results or cash flows.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, trade accounts receivable, notes receivable, accounts payable, accrued expenses, the carrying amounts approximate fair value due to their short term maturities. The amount shown for long-term receivables also approximate fair value. The fair value of the Company's long-term debt is based upon rates currently available to the Company for loans with similar terms and average maturities. The fair value of the long-term debt approximates its carrying value.

NOTE 2 - GOING CONCERN

     The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As shown in the financial statements, the Company has incurred net losses of $281,901, $414,826 and $546,062 for the fiscal years ended October 31, 1997, 1996 and 1995, respectively and sales and working capital have continued to decline. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, strategic alliances, increased revenues and reduction of operating costs. See Note 14 - Proposed Acquisition.

     The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurances that such funds will be available to the Company on acceptable terms, if at all.

NOTE 3 - CONCENTRATION OF CREDIT RISK AND RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

     The Company sells its products to various customers primarily in the Northeast United States. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

                     FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997, 1996 AND 1995

NOTE 4 - INVENTORIES

     Inventories consist of the following:
                                        	           1997        1996

           Merchandise for resale    	            	 $228,583    $314,447

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:
		                                         1997         1996         USEFUL LIFE

           Leasehold improvements                    $  12,522    $  12,522      5 - 31 years
           Furniture, fixtures and equipment 	       110,626      110,626      5 - 15 years
           Automotive equipment                         24,139       24,139      4 years
             Total                                     147,287      147,287

           Less:  Accumulated depreciation
                      and amortization                 126,687      115,259

           Net property and equipment                $  20,600    $  32,028

NOTE 6 - ASSOCIATION MEMBERSHIP

        The Company is a member of a cooperative buying group and has been purchasing stock in such group pursuant to group guidelines. The total investment as of October 31, 1997 and 1996 was $93,601 and $94,126, respectively. In the event that the Company were to leave the group, the group would be obligated to refund all invested amounts over a five year period. The association membership is valued at cost, which approximates the current market value.

NOTE 7 - LONG-TERM DEBT

        Long-term debt payable consist of the following:
                                                       	   1997        1996

           IBM Credit Corporation, payable in monthly
           installments of $1,122, including interest
           at 11% through July 1998, secured by data
           processing equipment.                      	 $  8,331     $18,955

           Less:  Current portion                           8,331      10,624

           Total long-term debt                          $   -       $  8,331

NOTE 8 - ACCRUED EXPENSES

        Accrued expenses as of October 31, consist of the following:
                                                           1997        1996

           Payroll                                       $12,944     $17,693
           Professional fees                              11,680      63,470
           Sundry                                          7,360      12,698

           Total accrued expenses                        $31,984     $93,861

                     FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997, 1996 AND 1995

NOTE 9 - RETIREMENT PLAN

        The Company sponsored a profit sharing plan covering substantially all employees. There was no charge to income for 1996 and 1995. The Board of Directors adopted a resolution on December 1, 1995 to terminate the Company's sponsored profit sharing plan covering substantially all employees.

NOTE 10  - INCOME TAXES DEFERRED AND PAYABLE

        Components of provision for income taxes are as follows:

                                         1997         1996      1995
           Current:
             Federal                 $     -      $     -     $    -
             State                      1,100        1,975       4,363

               Total                    1,100        1,975       4,363

           Deferred:
             Federal                       -            -          -

           Total taxes              $   1,100    $   1,975    $  4,363

        Accounting for income taxes provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

        In estimating future consequences, all expected future events other than proposed changes in the tax law or rates prior to enactment. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                                        1997        1996
           Accounts receivable, principally due to
             allowance for doubtful accounts         $   7,225   $  11,326

           Carryforward losses                         801,423     672,025

           Valuation allowance                       (808,648)   (683,351)

           Net deferred tax assets and liabilities   $     -     $     -

        At October 31, 1997, the Company had net operating loss carryforwards of approximately $1,796,000 that expire in the years 2008 to 2012.

        The consolidated income tax (benefit) was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table:

                                             1997         1996        1995
           Expected tax (credit) at U.S.
             statutory income tax rate   $  (95,472)   $(141,041)  $(184,178)
           State income taxes                 1,100        1,975       4,363
           Valuation allowance               95,472      141,041     184,178

                                         $    1,100    $   1,975   $   4,363

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997, 1996 AND 1995





NOTE 11 - LEASE COMMITMENT

        As of September 30, 1992, the Company moved to a new facility under an operating lease agreement which will expire on December 31, 1998 at a minimum annual lease rental of $106,970. The lease was modified on June 1, 1995 to remove the premises used by Freedom Electronics Corporation at a minimum annual lease rental of $58,000. In addition to minimum rentals, the Company will be responsible for real estate taxes and a pro-rata share of all common charges. Rent charged to operations was $76,528, $80,979 and $82,885, respectively, for the years ended October 31, 1997, 1996 and 1995.

        The future aggregate minimum rental payments under this operating lease agreement are as follows:

               Years Ended
               OCTOBER 31,

                   1998                               $ 58,000
                   1999                                  9,667

                                                      $ 67,667

NOTE 12 - MAJOR SUPPLIER INFORMATION

        The Company had one supplier from whom it purchased approximately $418,000 or 17% of purchases for the year ended October 31, 1997 and one supplier from whom it purchased approximately $523,000 or 16% of purchases for the year ended October 31, 1996.

NOTE 13 - SALE OF SUBSIDIARY

        On  November  15,  1994,   by  unanimous  vote  of  all  non-interested
        directors,  Federated  Purchaser,   Inc.   (Federated)   divested   its
        subsidiary, Freedom Electronics Corporation (Freedom).

        In consideration of the divestiture of 100% of the outstanding shares of Freedom Electronics Corporation, Federated Purchaser, Inc. received approximately $360,000, including $106,500 in cash, a $210,000 7% promissory note due on November 15, 1998 and 88,889 shares of common stock of Federated (representing 4.9% of the class outstanding) held personally by Freedom's President. In addition, the parties entered into customary covenants not to compete, pursuant to which Federated would become entitled to receive $90,000 over a period of four years. As part of this transaction certain intercompany indebtedness to Federated was satisfied by payment of an additional $656,000.

        The loss on the divestiture of Freedom amounted to $182,791 or $.11 per share.

NOTE 14 - PROPOSED ACQUISITION

        On October 1, 1997, Federated Purchaser, Inc. signed an agreement whereby Federated will acquire Wise Components, Inc. for an exchange of stock which will be accounted for as a purchase. The purchase of Wise Components, Inc. has not been consummated as of October 31, 1997.

        The terms of the agreement call for Federated Purchaser, Inc. to exchange 4,491,988 newly issued shares of its common stock for all of the outstanding capital stock of Wise Components, Inc.

                           FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997, 1996 AND 1995



NOTE 14 - PROPOSED ACQUISITION (CONTINUED)

        The following unaudited proforma information for the years ended October 31, 1997, 1996 and 1995 give retroactive effect of the proposed acquisition of Wise Components, Inc., which will be accounted for as a purchase when consummated. The unaudited proforma information gives retroactive effect to the foregoing transaction as if it had occurred at the beginning of each year presented. Such information does not purport to represent what the Company's results of operations would actually have been if the foregoing transactions had actually been consummated on such dates or project the Company's results of operations for any future period or date.

                                          YEARS ENDED OCTOBER 31,
                                   1997           1996           1995
                            	    (Unaudited Proforma Information)

        Revenues, rounded            $15,559,000   $19,417,000    $19,296,000

        Net income (loss), rounded   $     3,000   $   189,000    $   100,000

        Income (loss) per share      $       .00   $       .03    $       .02

        Cash dividends per share     $         -   $        -     $         -

        Weighted average number
          of shares outstanding        6,103,305     6,103,305      6,106,714

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

       The information  required  in  response  to this item is incorporated by
reference  to  the  Company's  Proxy  Statement  for  the   1998 Annual  Meeting
of Shareholders, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1997.


ITEM 11. EXECUTIVE COMPENSATION.

       The information  required  in  response  to this item is incorporated by
reference  to  the  Company's  Proxy  Statement  for  the   1998 Annual  Meeting
of Shareholders, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required in response to this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required in response to this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission no later than 120 days after October 31, 1997.

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

      (3)   EXHIBITS

       The following exhibits are filed with this report:

                                                            SEQUENTIALLY
EXHIBIT NUMBER          EXHIBIT DESCRIPTION                 NUMBERED PAGE

      22                Subsidiaries of the Company

      (C)   REPORTS ON FORM 8-K:

      On October 1, 1997, Federated Purchaser, Inc. ("Federated") announced that it signed an agreement with Wise Components, Inc. ("Wise"), and its chairman and sole shareholder, Martin L. Blaustein ("Blaustein"), under which Federated will issue approximately 4.5 million shares of its common stock to Blaustein in a tax-free exchange for all of the outstanding shares of Wise's common stock. Upon closing, Wise will become a wholly-owned subsidiary of Federated and Blaustein will become Federated's principal shareholder, owning approximately 74% of Federated's common stock. The remaining 26% will continue to be held by current shareholders of Federated. The transaction is expected to close in the second quarter of fiscal 1998.


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

                                          FEDERATED PURCHASER, INC.



                                          By:/S/ HARRY J. FALLON
                                             HARRY J. FALLON, President
January 28, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURES:                        TITLE                        DATE


/S/ HARRY J. FALLON          Acting Chairman, President,   January 28, 1998
HARRY J. FALLON              Principal Executive Officer,
                             Principal Financial
                             Officer, Principal
                             Accounting Officer and
                             Director


/S/ EDMUND L. HOENER         Director                      January 28, 1998
EDMUND L. HOENER


/S/ EDWIN S. SHORTESS        Director                      January 28, 1998
EDWIN S. SHORTESS


/S/ JANE A. CHRISTY          Director, Vice                January 28, 1998
JANE A. CHRISTY              President Operations

                               INDEX TO EXHIBITS


                                                            SEQUENTIALLY
EXHIBIT NUMBER          EXHIBIT DESCRIPTION                 NUMBERED PAGE




      8                 Opinion Letter of Bederson & Co.
                        dated October 23, 1997

      10    (a)         Employment Agreement between Federated and Harry J.
                        Fallon

            (b) Lease dated September 1, 1992 relating to Federated's total operations (including Freedom Electronics) located in Cliffwood, New Jersey (incorporated by reference to Federated's Form 10-K Annual Report for the year ended October 31, 1992)

            (c) Lease Modification, dated July 18, 1995 between Cliffwood Avenue Partners and Federated Purchaser (incorporated by reference to Federated's Form 10-K Annual Report for the year ended October 31, 1995)

            (d) Agreement by and among Federated Purchaser, Wise Components, Inc. and Martin L. Blaustein, dated October 1, 1997 (incorporated by reference to Federated's Report on Form 8-K dated October 1, 1997)

            (e) Employment Agreement between Wise Components, Inc. and Robert Berwick, dated June 12, 1997.

      99.1 Press Release dated October 1, 1997 (incorporated by reference to Federated's Report on Form 8-K dated October 1, 1997)



      22 Subsidiaries of the Company (filed as an exhibit hereto).

                                  EXHIBIT 22


                          Subsidiaries of the Company

                          SUBSIDIARIES OF THE COMPANY

                                                      Percentage of Voting
                              Jurisdiction of         Securities Owned by
SUBSIDIARY                    INCORPORATION           THE COMPANY

Federated Purchaser, Inc.     Pennsylvania                  100%

                                        SCHEDULE V

                                 FEDERATED PURCHASER, INC.
                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


   COLUMN A               	     COLUMN B    COLUMN C     COLUMN D      COLUMN E

                                        	  Additions
                                	          Charged to
                        	     Balance at   Profit and   Deductions    Balance
                	             Beginning     Loss or       From        at Close
CLASSIFICATION 	                     OF PERIOD     INCOME      RESERVES     OF PERIOD

Year ended October 31, 1997:
  Allowance for doubtful accounts    $ 26,339     $  6,000     $ 15,536     $ 16,803



Year ended October 31, 1996:
  Allowance for doubtful accounts    $ 22,835$       4,751     $  1,247     $ 26,339



Year ended October 31, 1995:
  Allowance for doubtful accounts    $ 28,682     $ 13,235     $ 19,082     $ 22,835
