Form 10-K/A
period 1997-10-31
FEDERATED PURCHASER INC
filed 1998-03-02
CIK 34977

FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  AMENDMENT 1

                             ITEMS 10, 11, 12, 13


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

                                  Yes    X   No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

   The aggregate market value of the 1,158,240 shares of the common stock of the Registrant held by non-affiliates on February 26, 1998 based upon the average of the bid and asked prices was approximately $122,158. The number of shares of the registrant's common stock outstanding as of February 26, 1998 was 1,611,317 shares, par value $.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

   This Amendment 1 on Form 10-K/A to the Registrant's Annual Report for the year ended October 31, 1997 on Form 10-K is submitted to reflect the amendment of Items 10, 11, 12 and 13 in their entirety. Furthermore, Item 14(3) is amended to reflect the filing of the Agreement referenced below as an exhibit hereto. No other Items of the Registrant's Annual Report on Form 10-K are amended.

   Federated Purchaser, Inc. ("Federated") announced on October 1, 1997 that it has signed an agreement (the "Agreement") with Wise Components, Inc. ("Wise"), and its chairman and sole shareholder, Martin L. Blaustein ("Mr. Blaustein"), under which Federated will issue 4,491,988 shares of its common stock to Mr. Blaustein in a tax-free exchange (the "Exchange") for all of the outstanding shares of Wise's stock. Upon closing, Wise will become a wholly-owned subsidiary of Federated and Mr. Blaustein will become Federated's principal shareholder, owning approximately 74% of Federated's common stock. The remaining 26% will continue to be held by current shareholders of Federated. The Agreement also provides that upon the occurrence of certain events during the six months subsequent to the Exchange, Federated may issue up to an additional 390,656 shares of Common Stock to Mr. Blaustein. Accordingly, a total of 4,882,644 shares of Common Stock are to be issued.

   A Current Report on Form 8-K reporting the Exchange was filed with the Securities and Exchange Commission on October 1, 1997.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

THE BOARD OF DIRECTORS

      The following table identifies each member of the Board of Directors, the member's age, the period during which the member has served as a director, if any, the member's current position(s) with Federated, if any, the member's principal occupation and any other directorships held by the member in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or in any company registered as an investment company under the Investment Company Act of 1940.

Member                                  DIRECTOR OF FEDERATED                    Principal Occupation
                               Age              Since
Harry J. Fallon                70               1975          President of Federated
Edmund L. Hoener               66               1977          Former Vice President of the Howard Savings Bank;
                                                              Retired
Edwin S. Shortess              77               1989          Former President of Shortess-Rawson Associates;
                                                              Retired
Jane A. Christy                61               1989          Vice President/Operations of Federated

      Mr. Fallon, President of Federated since 1974, has been a director of Federated since 1975. He is also a director of Hickok Electrical Instrument Co., a manufacturer of electronic test equipment, located in Cleveland, Ohio. After the death of Federated's Chairman of the Board, Arthur C. Kammerman, in September 1992, Mr. Fallon served as acting Chairman of the Board of Federated until the election of Mr. Albert Zlotnick in 1993. Mr. Fallon has been serving as acting Chairman of the Board since Mr. Zlotnick's resignation of that position in May, 1996.

      Mr. Hoener became a director of Federated in 1977. He was a Vice President of the Howard Savings Bank from October 1983 until his retirement in June 1990.

      Mr. Shortess became a director of Federated in 1989, and is not standing for reelection. From 1969 until his retirement in 1986, he was the founder and President of Shortess-Rawson Associates, a distributor of primarily electronic instrumentation and educational systems in the sciences and electronics.

      Ms. Christy became a director of Federated in 1989, and is not standing for reelection. She is currently Vice President of Operations of Federated and has been employed by Federated in various executive positions and offices for more than five years.

      It is a condition to closing the Exchange that all of the current members of the Board of Directors resign. Under the terms of the Agreement, Mr. Fallon has the right to name 25% of the Board for two years after the Exchange closes. It is presently expected that New Federated's Board of Directors will consist of five members, of which Mr. Fallon will appoint himself and Mr. Hoener. Wise Components has indicated its intention to name Martin L. Blaustein and Steven
H. Fried to the Board of Directors, but has not named the third director it will appoint.

      None of the corporations or organizations with which Messrs. Hoener or Shortess has been employed during the past five years is a parent, subsidiary or other affiliate of Federated.

      During Federated's last fiscal year, the Board of Directors held four meetings; each director has attended at least 75% of the meetings of the Board of Directors and the committees on which he or she served that were held during Federated's last fiscal year.

      The Audit Committee has the authority to make recommendations to the Board of Directors concerning the selection of Federated's independent auditors and to review with the independent auditors the scope and results of the annual audit. The incumbent members of this Committee are Messrs. Hoener and Fallon. During the last fiscal year, the Audit Committee held one meeting. As a member of this Committee, Mr. Hoener receives $200 for each meeting he attends. Mr. Fallon receives no remuneration for his activities as a Committee member.

      The Executive Committee has general authority over the supervision and direction of the finances and business of Federated and has the power and authority of the Board in the management of the business and affairs of Federated between meetings of the Board. The incumbent members of this Committee are Messrs. Shortess and Fallon. No meetings were held during the last fiscal year.

      Federated's Board of Directors has no standing nominating or compensation committees. The functions of the compensation committee were performed by the Board of Directors as a whole during the fiscal year ended October 31, 1997. The Board of Directors has assigned the responsibilities generally performed by the compensation committee to the Executive Committee for the fiscal year ending October 31, 1998.

EXECUTIVE OFFICERS

      The executive officers of Federated are set forth in the table below. All executive officers are chosen at the annual meeting or interim meetings of the Board of Directors and serve at the pleasure of the Board of Directors. It is anticipated that following the consummation of the Exchange, the three persons named below will continue in their current positions, and at least two additional persons will be named Executive Officers of Federated.

          NAME                         AGE                         POSITION                     PERIOD SERVED
Harry J. Fallon                        70              President                                 Since 1974
Jane A. Christy                        61              Vice President/Operations                 Since 1976
Marie Santasiri                        69              Secretary                                 Since 1986

      All of the executive officers listed in the preceding table have been employed by Federated in various executive positions and offices for more than five years.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The Summary Compensation Table set forth below shows the compensation of the Chief Executive Officer of Federated for the past three fiscal years. The Chief Executive Officer is the only executive officer whose total annual salary and bonus exceeds $100,000.

			    SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION            YEAR		SALARY

                                                             <C
           Harry J. Fallon,               1997		     $125,000
           President and                  1996               $125,000
           Chief Executive Officer        1995               $125,000

      Directors  are  not compensated for service  as  directors.   Mr.  Fallon
received no other compensation other than the salary listed above.

EMPLOYMENT CONTRACTS

      In April 1986, Mr. Fallon entered into an employment agreement with Federated, the term of which commenced on November 1, 1986, expired on October 31, 1991 and was subsequently extended annually until October 31, 1996. The employment agreement provided that, among other things, Mr. Fallon will receive an annual salary in the amount of $125,000. Mr. Fallon has voluntarily waived the receipt of $20,000 of such annual salary for each of the years ended October 31, 1995, October 31, 1996 and October 31, 1997. Mr. Fallon executed a new Employment Agreement with Federated, on identical terms, as of May 1, 1997, ending on October 31, 1997. The terms of the Employment Agreement are being extended until the closing of the Agreement, at which point Mr. Fallon's sole compensation will be in accordance with the Consulting Agreement described below.

      Under the terms of the Agreement, Mr. Fallon will enter into a Consulting Agreement with Federated, for a period of two years at cash compensation of $60,000 per year. Mr. Fallon's consulting services will include: overseeing the integration of the Federated operations into those of Wise, maintaining relationships with Federated's customers and suppliers, identifying opportunities for expansion within the New Jersey and Pennsylvania markets, advising management regarding strategic planning, and developing cost-control programs. The Agreement also provides for an employment agreement of one years' durations with Ms. Jane A. Christy, Vice President--Operations, at cash compensation of $62,500, with a $15,000 bonus to be paid on the first anniversary thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Fallon and Ms. Christy each served as a member of the Board of Directors, which acted in the place of a compensation committee during the fiscal year ended October 31, 1997. Mr. Fallon and Ms. Christy are also executive officers of Federated.

      During the fiscal year ended October 31, 1997, Mr. Fallon and Ms. Christy participated in deliberations concerning executive officer compensation in their capacities as members of the Board of Directors.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

      Federated does not have a standing compensation committee. Decisions regarding compensation of Federated's executive officers generally are made by the Board of Directors as a whole. Pursuant to recently adopted rules designed to enhance disclosure of companies' policies regarding executive compensation, set forth below is a report submitted by Messrs. Fallon, Hoener, Shortess, and Ms. Christy, as members of Federated's Board of Directors, addressing Federated's compensation policies for 1997 as they affected Mr. Fallon, in his capacity as Chief Executive Officer of Federated, and other executive officers.

      Mr. Fallon is the only officer of Federated whose total compensation exceeded $100,000 during the fiscal year ended October 31, 1997.

      Mr. Fallon's current employment arrangement was negotiated by Federated on an arm's length basis and was designed to be competitive with compensation packages offered to other chief executive officers of similarly situated companies in the industry.

      During the fiscal year ending October 31, 1998, the Executive Committee of the Board of Directors will perform the functions of the compensation committee.

      The foregoing report has been furnished by Messrs. Fallon, Hoener, Shortess, and Ms. Christy.

PERFORMANCE GRAPH

      The following line graph compares cumulative total shareholder return on Federated's Common Stock since October 31, 1993, based on the market price and assuming reinvestment of dividends, with the cumulative total return of companies on Standard & Poor's Composite 500 Index and a peer group index comprised of electronic parts distributors.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
            FEDERATED PURCHASER, INC., S&P 500 COMPOSITE INDEX AND
               PEER GROUP INDEX OF ELECTRONIC PARTS DISTRIBUTORS














                    [graph illustrates relative performance
                              of Company shares]












Assumes $100 invested on October 31, 1992, at the prior day's closing market price in Federated's Common Stock, the S&P 500 Composite Index and a Peer Group Index comprised of Electronic Parts Distributors.

			INDEXED RETURNS [10/31/92 = 100]

COMPANY/INDEX  	   BASE YEAR       1993          1994         1995          1996        1997
FEDERATED   	   100.00        136.35         81.81         46.70         63.51       75.84
 PURCHASER
 INC.
S&P 500 INDEX	   100.00	 114.94        119.39        150.96	   187.33      247.48
PEER GROUP(1)	   100.00	 120.84        122.52	     157.99        144.70      183.74

_______________________

(1)   The Peer Group Index is comprised of the following:

            Peer Group

            All American Semiconductor	Nu Horizons Electrs Corp.
            Arrow Electronics Inc.  	Pioneer Standard Electronics
            Avnet Inc.              	Premier Industrial CP.
            Bell Industries Inc.    	Richardson Elec Ltd.
            Electrocon Intl Inc.    	Savoir Technology Group, Inc.
            Jaco Electronics Inc.   	SED International Hldgs Inc.
            Kent Electronics Corp.  	Sterling Electronics
            Marshall Industries     	Wyle Laboratories
            Milgray Electronics Inc.	Zing Technologies, Inc.


      Although the foregoing companies are all distributors of electronic parts and may be considered to be in the same industry as Federated, each has significantly greater revenues and assets. Federated is unable to construct a peer group index comprised of companies in the industry with similar financial characteristics because such companies are privately held.


      Because Federated was delisted by NASDAQ in July, 1992, data from that time through October 31, are as reported by the National Quotation Bureau, Inc. and are based upon the average of high and low bid prices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

      The following table sets forth certain information respecting the number of shares of Federated's Common Stock which will be beneficially owned by each current director (and nominee for director) of Federated, the Chief Executive Officer, by all current directors, nominees and officers of Federated as a group, subsequent to the Exchange.

                                               BEFORE EXCHANGE                        AFTER EXCHANGE
NAME OF
BENEFICIAL OWNER			  AMOUNT(1)        PERCENT(2)           AMOUNT(1)         PERCENT(2)
Harry J. Fallon                             304,285           18.9%              304,285             4.9%
Martin L. Blaustein                               0           0.0%            4,491,988(2)           73.6%
Edmund L. Hoener                              2,538             *                 2,538                *
Edwin S. Shortess                             3,178             *                 3,178                *
Jane A. Christy                              11,921             *                11,921                *
ALL DIRECTORS, CANDIDATES, AND		    321,922
OFFICERS AS A GROUP (5 PERSONS)

(1)   All shares recorded in this table are, or will be, owned directly.

(2) Calculated assuming issuance only of the 4,491,988 shares to be issued in the Exchange, and not any additional shares which may be issued upon the occurrence of certain events subsequent to the Exchange. See "The Agreement and Amendment -- Indemnification."

*     Less than one percent of outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      As noted above, Martin L. Blaustein has entered into an agreement dated October 1, 1997 (the "Agreement") with Federated and Wise Components (of which Mr. Blaustein is the sole shareholder). Under the Agreement, Federated will issue 4,491,988 shares of its common stock to Mr. Blaustein in a tax-free exchange for all of the outstanding shares of Wise's stock. Upon closing, Wise will become a wholly-owned subsidiary of Federated and Mr. Blaustein will become Federated's principal shareholder, owning approximately 74% of Federated's common stock. The remaining 26% will continue to be held by current shareholders of Federated. The Agreement also provides that upon the occurrence of certain events during the six months subsequent to the Exchange, Federated may issue up to an additional 390,656 shares of Common Stock to Mr. Blaustein. Accordingly, a total of 4,882,644 shares of Common Stock may be issued to Mr. Blaustein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (3)   EXHIBITS

       The following exhibits are filed with this report:

                                                            SEQUENTIALLY
EXHIBIT NUMBER          EXHIBIT DESCRIPTION                 NUMBERED PAGE

      10    (d)         Agreement by and among Federated
		 	Purchaser, Wise Components, Inc. and
			Martin L. Blaustein, dated October
                        1, 1997

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERATED PURCHASER, INC.

                                          By:/S/ HARRY J. FALLON
					     --------------------------
                                             HARRY J. FALLON, President
February 26, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURES:                        TITLE                        DATE


/S/ HARRY J. FALLON          Acting Chairman, President,   February 26, 1998
HARRY J. FALLON              Principal Executive Officer,
                             Principal Financial
                             Officer, Principal
                             Accounting Officer and
                             Director


/S/ EDMUND L. HOENER         Director                      February 26, 1998
EDMUND L. HOENER


/S/ EDWIN S. SHORTESS        Director                      February 26, 1998
EDWIN S. SHORTESS


/S/ JANE A. CHRISTY          Director, Vice                February 26, 1998
JANE A. CHRISTY              President Operations

                               INDEX TO EXHIBITS


                                                            SEQUENTIALLY
EXHIBIT NUMBER          EXHIBIT DESCRIPTION                 NUMBERED PAGE





      10    (d)         Agreement by and among Federated Purchaser, Wise
                        Components, Inc. and Martin L. Blaustein, dated October
                        1, 1997

                            EXHIBIT 10(d)

                             AGREEMENT

          THIS AGREEMENT (this "Agreement") entered into on this ______ day of October, 1997, by and among Wise Components, Inc., a New York corporation ("Wise"), Federated Purchaser, Inc., a New York corporation ("Federated"), and Martin L. Blaustein ("Blaustein"). Wise, Federated and Blaustein are sometimes individually or collectively referred to herein as "Party" or "Parties," as appropriate.

                             RECITALS

          WHEREAS, Blaustein and Federated wish to effect a tax-free exchange (the "Exchange") of all of the outstanding capital stock of Wise, which following the Exchange shall be held by Federated, for which Blaustein, being the holder of all of such outstanding capital stock of Wise, will receive such number of shares of common stock of Federated as is herein specified; and

          NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties and covenants herein contained, the parties hereto agree as follows:


                             ARTICLE 1

                           THE EXCHANGE

          1.1 THE EXCHANGE. Each share of capital stock of Wise issued and outstanding prior to consummation of the Exchange shall be delivered to Federated, in exchange for the right to receive, as of the Closing Date, 4,491,988 shares of Federated Common Stock (the "Federated Common Shares").

          1.2 EFFECT OF THE EXCHANGE. By virtue of the Exchange and upon consummation of the Exchange, all of the capital stock of Wise will be held by Federated; consequently, Wise shall become a wholly owned subsidiary of Federated.

          1.3 FRACTIONAL SHARES. No fractional Federated Common Shares shall be issued in the Exchange. Any fractional Federated Common Shares shall be rounded down.

          1.4  EXCHANGE PROCEDURES.

          (a) On or before the consummation of the Exchange, Federated will deliver to a financial institution appointed by Federated with the consent of Wise (the "Exchange Agent"), certificates representing the Federated Common Shares and funds representing a sufficient amount of cash payable in lieu of fractional shares.
          (b) Upon surrender to Federated of one or more certificates for shares of capital stock of Wise ("Wise Certificates"), accompanied by stock powers duly endorsed in blank, the Exchange Agent shall, promptly after the Exchange, deliver to Blaustein new certificates representing the Federated Common Shares together with checks for payment of cash in lieu of fractional interests.

          (c) Until Wise Certificates have been surrendered to Federated and exchanged as herein provided, each outstanding Wise Certificate shall represent, on and after the consummation of the Exchange, solely the right to receive Federated Common Shares as provided herein.

          (d) No transfer taxes shall be payable by Wise or Blaustein in respect of the issuance of new certificates.

          (e) The Exchange Agent shall not be entitled to vote or exercise any other rights of ownership with respect to any Federated Common Shares held from time to time and will hold any dividends received with respect to the new certificates for the benefit of the holder of such new certificates.

          1.5 CLOSING DATE. Subject to the terms and conditions set forth in this Agreement and the satisfaction of all conditions precedent specified herein, the closing of the Exchange shall take place on the Closing Date, which shall be on or before January 31, 1998.

          1.6 DOCUMENTS TO BE DELIVERED. At the closing, the Parties shall deliver, or cause to be delivered, such documents or certificates as may be necessary, in the reasonable opinion of the Parties, to effect the transactions contemplated by this Agreement. From and after the date of this Agreement, each of the Parties hereby covenants and agrees, without the necessity of any further consideration whatsoever, to execute, acknowledge and deliver any and all other documents and instruments and take any and all such other action as may be reasonably necessary or desirable to more effectively carry out the intent and purpose of this Agreement, and the officers and directors of the Parties shall execute and deliver, or cause to be executed and delivered, all such documents as may be reasonably necessary or desirable to more effectively carry out the intent and purpose of this Agreement.

                             ARTICLE 2

            REPRESENTATIONS AND WARRANTIES OF FEDERATED

          Federated represents and warrants to Wise and Blaustein that the statements contained in this Article II are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article II) except as set forth in the corresponding section of the Federated Disclosure Schedule.

          2.1 ORGANIZATION, QUALIFICATION AND CORPORATE POWER. Federated is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Federated is duly authorized to conduct business and is in good standing under the laws of New York, New Jersey and Pennsylvania.

          2.2 CHARTER, BY-LAWS, ETC. True and complete copies of the certificate or articles of incorporation (as the case may be) and by-laws, each of the foregoing as amended to the date hereof, and the minute books and all stock books and stock transfer records of Federated shall have been delivered to Wise prior to the Closing Date. On the Closing Date, such minute books will contain the true and complete minutes and records of any meetings, proceedings and other actions of the shareholders and the Board of Directors of Federated from the date of its incorporation to and including the Closing Date.

          2.3 ISSUANCE OF THE SHARES; CAPITALIZATION. Upon the issuance of the Federated Common Shares as provided herein, such shares will be duly authorized and validly issued, fully paid and non-assessable. The Federated Common Shares, when issued and delivered to Blaustein, will not be subject to preemptive rights. The issuance of the Federated Common Shares is subject to the registration requirements of the Securities Act of 1933, and the requirements of applicable state securities laws. As of the date of this Agreement, the authorized capital stock of Federated is as set forth in Federated's most recent Quarterly Report on Form 10-Q.

          2.4 AUTHORIZATION OF TRANSACTION. Following approval by Federated's Board of Directors and shareholders, Federated shall have full power, authority and capacity to execute and deliver this Agreement and any related agreement and to perform its obligations hereunder and thereunder. Following approval by Federated's Board of Directors and shareholders, this Agreement and any related agreement shall constitute valid and legally binding obligations of Federated, enforceable in accordance with their terms and conditions, except in each case, as limited by the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws relating to or affecting creditors' rights generally, and general equity principles.

          2.5 NONCONTRAVENTION. Neither the execution and the delivery of this Agreement and any related agreement, nor the consummation of the transactions contemplated hereby and thereby, will (i) conflict with, result in a breach of, constitute a default under, result in the acceleration of, or create in any party the right to accelerate, terminate, modify, or cancel, or require any notice or consent under (A) any agreement, contract, lease or commitment affecting the authority of Federated to perform its obligations hereunder or (B) any related agreement, license, instrument, or other arrangement (including any shareholder agreement) to which Federated is a party or by which it is bound or to which any of its assets is subject (or will result in the imposition of any mortgage, pledge, lien, encumbrance, charge or other security interest upon any of its assets); or (ii) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, or other restriction of any governmental entity or court to which Federated is subject; or (iii) conflict with or result in a breach of any provision of the articles of incorporation or by-laws of Federated.

          2.6 CONSENTS AND APPROVALS. No consent, approval or authorization of, or declaration, filing or registration with, any governmental entity, or any other person or entity, is required to be made or obtained by Federated in connection with the execution, delivery and performance of this Agreement or any related agreement and the consummation of the transactions contemplated hereby and thereby, except for approval by Federated's Board of Directors and shareholders, and any consents, approvals, authorizations, declarations, filings and registrations required pursuant to the federal securities laws and the securities or blue sky laws of the various states, which Federated shall make.

          2.7 EVENTS SUBSEQUENT TO JULY 31, 1997. Since July 31, 1997, there has not been, individually or in the aggregate, any Federated Material Adverse Effect.

          2.8  SECURITIES REPORTS; FINANCIAL STATEMENTS.

          (a) Federated has provided to Blaustein true and correct copies of the following, including all exhibits thereto: (i) Federated's Annual Report on Form 10-K for the years ended on October 31 of each of 1992, 1993, 1994, 1995 and 1996, (ii) Federated's Quarterly Reports on Form 10-Q for the quarters ended January 31, April 30, and July 31 of 1997, (iii) Federated's Annual Reports to the Shareholders for the years ended on October 31 of each of 1992, 1993, 1994, 1995 and 1996, and (iv) Federated's proxy statements filed on Form 14A in each of 1993, 1994, 1995, 1996 and 1997. The foregoing (i) comply in all material respects with, and were filed with the U.S. Securities and Exchange Commission ("SEC") in accordance with, the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, as applicable, and the rules and regulations of the SEC promulgated thereunder applicable thereto, and (ii) did not at the time they were filed contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

          (b) The audited financial statements of Federated for the year ended October 31, 1996, included in Federated's Annual Report on Form 10-K filed with the SEC, fairly present in all material respects, the financial condition and the results of operations and cash flows of Federated as of October 31, 1996.

          (c) Except as disclosed in Federated's Quarterly Reports on Form 10-Q, there has not been any Federated Material Adverse Effect since the date of the financial statements contained in its Annual Report on Form 10-K for the year ended October 31, 1996.

          2.9 LITIGATION. There are no Actions pending or, to the knowledge of Federated, threatened or anticipated, against or involving Federated or an Affiliate of Federated relating to or affecting the transactions contemplated by this Agreement or any related agreement.

          2.10 BOOKS AND RECORDS. Federated's books and records have been fully, properly and accurately maintained in all material respects, and there are no material inaccuracies or discrepancies of any kind contained or reflected therein, and they fairly present the financial position of Federated in all respects. None of the records, systems, controls, data or information of Federated are recorded, stored, maintained, operated or otherwise wholly or partly dependent on or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under the exclusive ownership and direct control of Federated or accountants retained by Federated.

          2.11 NO MATERIAL ADVERSE EFFECT. There exist no facts, conditions or circumstances that would be required to be disclosed under any other Section of this Article II, except for such facts, conditions and circumstances which, individually or in the aggregate, have not had and would not reasonably be expected to have a Federated Material Adverse Effect.

          2.12 BROKERS' FEES. Federated has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which Blaustein or Wise could become liable or obligated.

          2.13 DISCLOSURE. No representation or warranty by Federated in this Article II contains any untrue statement of a material fact, or omits to state any material fact necessary to make the statements or facts contained therein not misleading. The copies of all documents furnished to Blaustein hereunder are true and complete copies of the originals thereof.

                             ARTICLE 3

          REPRESENTATIONS AND WARRANTIES CONCERNING WISE

          Wise represents and warrants to Federated that the statements contained in this Article III are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article III), except as set forth in the corresponding section of the Wise Disclosure Schedule.

          3.1 ORGANIZATION, QUALIFICATION AND CORPORATE POWER. Wise is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Wise is duly authorized to conduct business and is in good standing under the laws of New York, New Jersey and Connecticut.

          3.2 CHARTER, BY-LAWS, ETC. True and complete copies of the certificate or articles of incorporation (as the case may be) and by-laws, each of the foregoing as amended to the date hereof, and the minute books and all stock books and stock transfer records of Wise shall have been delivered to Federated prior to the Closing Date. On the Closing Date, such minute books will contain the true and complete minutes and records of any meetings, proceedings and other actions of the shareholders and the Board of Directors of Wise from the date of its incorporation to and including the Closing Date.

          3.3  CAPITALIZATION.

          (a) The entire authorized capital stock of Wise is set forth in Exhibit A of this Agreement. All of the issued and outstanding shares of common stock of Wise have been duly authorized, are validly issued, fully paid and nonassessable, and are held of record only by Blaustein. On the Closing Date, all of the issued and outstanding shares of capital stock of Wise will be held by Blaustein and there will be no options, warrants, or other rights to purchase or obtain (including upon conversion, exchange or exercise) any of such capital stock. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require Wise to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to Wise.

          (b) Wise is not obligated to any person, including, but not limited to Blaustein, to make any payments based upon or relating to the results of operations or other financial performance of Wise.

          3.4 AUTHORIZATION OF TRANSACTION. Following approval by Wise's Board of Directors and shareholders, Wise shall have full corporate power, authority and capacity to execute and deliver this Agreement and any related agreement and to perform its obligations hereunder and thereunder. Following approval by Wise's Board of Directors and shareholders, this Agreement and any related agreement shall constitute the valid and legally binding obligations of Wise, enforceable in accordance with their terms and conditions, except in each case, as limited by the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws relating to or affecting creditors' rights generally, and general equity principles.

          3.5 NONCONTRAVENTION. Neither the execution and the delivery of this Agreement and any related agreement, nor the consummation of the transactions contemplated hereby and thereby, will (i) conflict with, result in a breach of, constitute a default under, result in the acceleration of, or create in any party the right to accelerate, terminate, modify, or cancel, or require any notice or consent under (A) any agreement, contract, lease or commitment affecting the authority or ability of Wise to perform its obligations hereunder or (B) any related agreement, license, instrument, or other arrangement (including any shareholder agreement) to which Wise is a party or by which it is bound or to which any of its assets is subject (or will result in the imposition of any mortgage, pledge, lien, encumbrance, charge or other security interest upon any of its assets); (ii) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, or other restriction of any governmental entity or court to which Wise is subject; or (iii) conflict with or result in a breach of any provision of the articles of incorporation or by-laws of Wise.

          3.6 CONSENTS AND APPROVALS. No consent, approval or authorization of, or declaration, filing or registration with, any governmental entity, or any other person or entity, is required to be made or obtained by Wise in connection with the execution, delivery and performance of this Agreement or any related agreement and the consummation of the transactions contemplated hereby and thereby, except for approval by Wise's Board of Directors and shareholders, and any consents, approvals, authorizations, declarations, filings and registrations required pursuant to the federal securities laws and the securities or blue sky laws of the various states, which Federated shall make.

          3.7 EVENTS SUBSEQUENT TO JUNE 30, 1997. Since June 30, 1997, there has not been, individually or in the aggregate, any Wise Material Adverse Effect.

          3.8 FINANCIAL STATEMENTS. Attached hereto as Exhibit B are the following financial statements (collectively the "Financial Statements"):
(i) audited balance sheets as of December 31, 1996, 1995, 1994, 1993 and 1992 and the related statements of income, shareholders' equity, and cash flows (including the notes thereto) for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992 for Wise, and (ii) compiled balance sheets as of June 30, 1997 and related statements of income, shareholders' equity, and cash flows for six months ended June 30, 1997 for Wise. The Financial Statements (including the notes thereto) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby and present fairly in all material respects the financial condition of Wise as of such dates and the results of operations of Wise for such periods.

          3.9 LITIGATION. There are no Actions pending or, to the knowledge of Wise, threatened or anticipated, against or involving Wise or an Affiliate of Wise relating to or affecting the transactions contemplated by this Agreement or any related agreement.

          3.10 BOOKS AND RECORDS. Wise's books and records have been fully, properly and accurately maintained in all material respects, and there are no material inaccuracies or discrepancies of any kind contained or reflected therein, and they fairly present the financial position of Wise in all respects. None of the records, systems, controls, data or information of Wise are recorded, stored, maintained, operated or otherwise wholly or partly dependent on or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under the exclusive ownership and direct control of Wise or accountants retained by Wise.

          3.11 NO MATERIAL ADVERSE EFFECT. There exist no facts, conditions or circumstances that would be required to be disclosed under any other Section of this Article III, except for such facts, conditions and circumstances which, individually or in the aggregate, have not had and would not reasonably be expected to have a Wise Material Adverse Effect.

          3.12 BROKERS' FEES. Wise has no liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement for which Federated could become liable or obligated.

          3.13 DISCLOSURE.  No representation or warranty by Wise in this
Article III contains any untrue statement of a material fact, or omits to state any material fact necessary to make the statements or facts contained therein not misleading. The copies of all documents furnished to Federated hereunder are true and complete copies of the originals thereof.

                             ARTICLE 4

            REPRESENTATIONS AND WARRANTIES OF BLAUSTEIN

          Blaustein hereby represents and warrants to Federated that the statements contained in this Article IV are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article IV), except as set forth in the corresponding section of the Wise Disclosure Schedule.

          4.1 AUTHORIZATION OF TRANSACTION. Blaustein has full power, authority and capacity to execute and deliver this Agreement and each related agreement to which he is a party, and to perform his obligations hereunder and thereunder. This Agreement and any such related agreement constitute valid and legally binding obligations of Blaustein, enforceable in accordance with their terms and conditions, except in each case, as limited by the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws relating to or affecting creditors' rights generally, and general equity principles.

          4.2 NONCONTRAVENTION. Neither the execution and the delivery of this Agreement and any related agreement, nor the consummation of the transactions contemplated hereby and thereby, will (i) conflict with, result in a breach of, constitute a default under, result in the acceleration of, or create in any party the right to accelerate, terminate, modify, or cancel, or require any notice or consent under (A) any agreement, contract, lease or commitment affecting the authority or ability of Blaustein or Wise to perform his or its obligations hereunder or (B) any related agreement, license, instrument, or other arrangement (including any shareholder agreement) to which Blaustein or Wise is a party or by which he or it is bound or to which any of his or its assets is subject (or will result in the imposition of any mortgage, pledge, lien, encumbrance, charge or other security interest upon any of his or its assets); (ii) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, or other restriction of any governmental entity or court to which Blaustein or Wise is subject; or (iii) conflict with or result in a breach of any provision of the articles of incorporation or by-laws of Wise.

          4.3 CONSENTS AND APPROVALS. No consent, approval or authorization of, or declaration, filing or registration with, any governmental entity, or any other person or entity, is required to be made or obtained by Blaustein in connection with the execution, delivery and performance of this Agreement or any related agreement and the consummation of the transactions contemplated hereby and thereby, except for any consents, approvals, authorizations, declarations, filings and registrations required pursuant to the federal securities laws and the securities or blue sky laws of the various states, which Federated shall make.

          4.4 WISE SECURITIES. Blaustein owns beneficially and holds of record good and marketable title to all of the shares of common stock of Wise, free and clear of any lien, pledge, claim, option, charge, easement, security interest, transfer or voting restriction, right-of-way, or other encumbrance of any kind or nature whatsoever (other than transfer restrictions under the Securities Act of 1933 and state securities laws), and taxes. Blaustein is not a party to any option, warrant, purchase right, agreement, contract, lease or commitment that could require Blaustein to sell, transfer, or otherwise dispose of any capital stock of Wise (other than this Agreement). Blaustein is not a party to any voting trust, proxy, or other agreement or understanding with respect to the voting of any capital stock of Wise.

          4.5 LITIGATION. There are no Actions pending or, to the knowledge of Blaustein, threatened or anticipated, against or involving Blaustein or an Affiliate of Blaustein relating to or affecting the transactions contemplated by this Agreement or any related agreement.

          4.6 NO MATERIAL ADVERSE EFFECT. There exist no facts, conditions or circumstances that would be required to be disclosed under any other Section of this Article IV, except for such facts, conditions and circumstances which, individually or in the aggregate, have not had and would not reasonably be expected to have a Wise Material Adverse Effect.

          4.7 BROKERS' FEES. Blaustein has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for whichFederated could become liable or obligated.

          4.8 DISCLOSURE. No representation or warranty by Blaustein in this Article IV contains any untrue statement of a material fact, or omits to state any material fact necessary to make the statements or facts contained therein not misleading.

                             ARTICLE 5

                     COVENANTS OF THE PARTIES

          The Parties jointly and severally agree as follows with respect to the period between the execution of this Agreement and the closing.

          5.1 GENERAL. Each of the Parties will use his or its best efforts to take all action and to do all things necessary, proper, or advisable in order to consummate and make effective the transactions contemplated by this Agreement.

          5.2 NOTICES AND CONSENTS. Each Party will use its best efforts to give notices to, and obtain consents from, any third party, which notice or consent the other Party or Parties may reasonably require in connection with the matters referred to in Articles II, III and IV above.

          5.3  FULL ACCESS; CONFIDENTIALITY.

          (a) Each of Wise and Federated will permit the other and its respective representatives to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of each other, to all premises, properties, personnel, books and records, contracts, and documents of or pertaining to Wise or Federated.

          (b) Each such Party covenants and agrees that it and its representatives will hold in strict confidence all documents and information concerning Wise or Federated so obtained (except to the extent that such documents or information are a matter of public record or require disclosure in any of the public information or any applications required to be filed with any governmental or regulatory agency to obtain the approvals and consents required to effect the transactions contemplated hereby), and if the transactions contemplated herein are not consummated, such confidence shall be maintained and, upon written request of a Party all such documents shall be returned to said Party.

          5.4  EXCLUSIVITY.

          (a) Neither Wise nor Federated shall, directly or indirectly, solicit, initiate, encourage or otherwise facilitate any inquiries or the submission of any proposal or offer from any person relating to the acquisition of all or substantially all of the capital stock or assets of Wise or Federated (a "Competing Transaction," which term shall include any acquisition structured as a merger, consolidation, share exchange or similar transaction).

          (b) Notwithstanding paragraph (a), Federated may (i) enter into discussions or negotiations or provide information in connection with a Competing Transaction if its Board of Directors, after consulting with counsel, determines that such discussions or negotiations should be commenced in the exercise of its fiduciary responsibilities or such information should be furnished in the exercise of its fiduciary responsibilities; and (ii) respond to inquiries from its shareholders in the ordinary course of business.

          (c) Each Party agrees to notify the other Parties immediately if any such inquiries, proposals or offers are received by, any such information is requested from, or any such discussions or negotiations are sought to be initiated or continued with, any of its representatives indicating, in connection with such notice, the name of such person and the material terms and conditions of any proposals or offers and thereafter shall keep the other Parties informed, on a current basis, on the status and terms of any such proposals or offers and the status of any such negotiations or discussions.

          5.5 STANDSTILL. Each of Blaustein and Wise acknowledges that he and it are aware of the provisions of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder relating to insider trading, and that if either Blaustein or Wise is privy to material, non-public information regarding Federated, neither Blaustein nor Wise can trade in Federated Common Shares or other securities of Federated. Blaustein agrees and undertakes to Federated that at no time prior to the closing will Blaustein or Wise buy, sell or engage in any transaction (except the closing under this Agreement) involving any securities issued by Federated (including any securities convertible into, or exchangeable for, or warrants, options or rights to purchase or sell, such securities), or induce any other person to do any of the foregoing.

          5.6 CONDUCT OF BUSINESS. During the period from the date hereof to the Closing Date, each Party will operate only in the ordinary course of business, except to the extent that the other Parties provide prior written consent to do otherwise, or as expressly permitted or required by this Agreement. Without limiting the generality of the foregoing, each Party agrees that, except as permitted by the other Parties (which permission shall be deemed granted if the other Parties do not object in writing within 5 business days of written notification to them of the Party's intention to take any such action), that Party shall not take any action which would cause the representations set forth in Sections 2.7 and 3.7 hereof to fail to be true and correct as of the Closing Date.

          5.7 REGISTRATION STATEMENT. Each of the Parties agrees to cooperate in the preparation of a registration statement on Form S-4 (the "Registration Statement") to be filed by Federated with the SEC in connection with the issuance of the Federated Common Shares, including the proxy statement and prospectus constituting a part of said Registration Statement. Each of the Parties agrees to use all reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as promptly as reasonably practicable after filing thereof. Each of Wise and Blaustein agrees to furnish to Federated all information concerning Wise, its subsidiaries, officers, directors, shareholders and Blaustein as may be reasonably requested in connection with the foregoing.

          5.8  SHAREHOLDER MEETING.

          (a) Federated shall (i) take all steps reasonably necessary duly to call, give notice of, convene and hold a meeting of Federated's shareholders as soon as reasonably practicable for the purpose of securing the approval by such shareholders of an amendment to Federated's Certificate of Incorporation (the "Amendment"), which shall increase the number of authorized shares of Federated's common stock, such that the transactions contemplated under this Agreement may be consummated, and (ii) subject to the qualification set forth in Section 5.4 hereof, recommend to the shareholders of said Party the approval of the Amendment, and use its best efforts to obtain, by January 31, 1998, such approval.

          (b) Each Party shall cooperate and consult with the other Parties as to each of the foregoing matters. In connection therewith, each director of Federated agrees to vote the shares he or she owns in Federated in favor of this Agreement.

          5.9 FINANCIAL SUPPORT. From and after the date hereof, Wise will use its best efforts, and Blaustein will cause Wise to use its best efforts, to provide such financial assistance to Federated (which may include purchases of Federated's inventory) as Federated may request in the continued conduct of its business, PROVIDED THAT (a) the Board of Directors of Wise shall determine in good faith that said assistance shall be in the best interests of Wise, including post-closing considerations, and (b) Fleet Bank, N.A. shall have provided any requisite consent under the $400,000 Revolving Line of Credit and $600,000 Term Loan by and between Fleet Bank, N.A. and Wise dated June 12, 1997, which consent Wise shall use its best efforts to secure.

          5.10 NOTICES. Each Party shall promptly notify the others of (a) any Wise or Federated Material Adverse Effect and (b) any developments causing any of the representations and warranties of the Parties in this Agreement not to be true.

          5.11 FILINGS, APPLICATIONS. The Parties will prepare promptly, and Federated will file, any statements or applications necessary to obtain the regulatory approvals required to consummate the transactions contemplated by this Agreement.

                             ARTICLE 6

                         OTHER AGREEMENTS

          The Parties agree as follows with respect to the period following the closing.

          6.1 GENERAL. In case at any time after the closing any further action is necessary or desirable to carry out the purposes of this Agreement, each of the Parties will take such further action (including the execution and delivery of such further instruments and documents) as any other Party reasonably may request, all at the sole cost and expense of the requesting Party.

          6.2 TAX-FREE REORGANIZATION TREATMENT. Neither Blaustein, Wise nor Federated will take or cause to be taken any action which would, or is reasonably likely to, prevent or impede the Exchange from qualifying as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986.

                             ARTICLE 7

               CONDITIONS TO FEDERATED'S OBLIGATIONS

          The obligation of Federated to consummate the transactions to be performed by it in connection with the closing is subject to satisfaction of the following conditions:

          7.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties set forth in Articles III and IV above or in any related agreement shall be true and correct at and as of the Closing Date as though such representations and warranties were made or given on and as of the Closing Date (other than the representations and warranties made as of a particular date, which shall be true as of such date).

          7.2 COVENANTS. Blaustein shall have performed and complied with all of his covenants hereunder in all material respects through the closing.

          7.3 CERTIFICATES. Blaustein shall have delivered to Federated a certificate to the effect that each of the conditions specified above in Sections 7.1 and 7.2 is satisfied in all respects.

          7.4 INJUNCTIONS. There shall not be any injunction, judgment, order, decree, ruling, or charge in effect, or any litigation that has been commenced or threatened, preventing consummation of any of the transactions contemplated by this Agreement.

          7.5 CONSENTS. Blaustein and Wise shall use their best efforts to obtain all authorizations, consents and approvals as required under
Section 3.5, 3.6, 4.2 or 4.3 above, or any schedule thereto, prior to the closing. Each such authorization, consent and approval shall be in form and substance reasonably acceptable to Federated. Any filing required by any governmental entity prior to the closing, including, without limitation, the Registration Statement described in Section 5.7 above, shall have been made to said entity in conformity with applicable law and regulations, and any such filing that is material shall have been accepted by said entity prior to the closing. Federated shall have received from the SEC a declaration of effectiveness as to the Registration Statement.

          7.6 CORPORATE APPROVALS. The Agreement and the transactions contemplated hereby shall have been approved by the Board of Directors of Wise within 30 days of the date of this Agreement.

          7.7 ADDITIONAL DELIVERIES. All actions to be taken by Blaustein and Wise in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Federated.

          7.8 NO MATERIAL ADVERSE CHANGE. No Wise Material Adverse Effect shall have occurred.

          7.9 FALLON CONSULTING AGREEMENT. The Parties shall have entered into a Consulting Agreement with Harry Fallon, on terms mutually agreed upon, which agreement shall be for a term of not less than 2 years, and for cash compensation of not less than $60,000 per year, and which shall provide Mr. Fallon with health insurance and other benefits, as agreed upon between Mr. Fallon and the Parties.

          7.10 BOARD OF DIRECTORS. Blaustein shall cause the designees of Harry Fallon (who shall comprise not be less than 25% of the Board at any given time) to be elected to the Board of Directors of Federated on the Closing Date for a period of not less than 2 years. It is presently anticipated that Fallon will constitute one such designee, and will serve as Vice Chairman of the Board of Directors for a period of not less than 2 years, having such duties and responsibilities as shall be mutually agreed upon by Fallon and the Parties.

          7.11 EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER EMPLOYEE
ARRANGEMENTS.

          (a) Federated shall have entered into an employment agreement with Jane A. Christy, on terms mutually agreed upon by the Parties and Ms. Christy, under which Ms. Christy shall continue to perform such services as she currently performs for Federated, and shall have the title of Vice President -- Operations, and which shall further provide: a term of one year, cash compensation of $62,500, an incentive cash bonus of $15,000 payable on the first anniversary of said employment agreement, and benefits including health insurance, lease payments on the car currently leased by Federated for her, and such other benefits as are mutually agreed upon by Ms. Christy and the Parties.

          (b) Federated shall have entered into an employment agreement with Donald Butz, on terms mutually agreed upon by the Parties and Mr. Butz, which agreement shall be for a 1-year term, and which shall provide cash compensation of not less than the amount he currently receives as an employee of Federated, and benefits including health insurance and such other benefits as are mutually agreed upon by Mr. Butz and the Parties.

          (c) In addition, Federated shall have entered into employment and non-compete agreements, in substantially the form of those used by Wise with certain of its sales personnel, with each of Michael Bachman, Raymond D'Amato, Diane D'Amato and Steven Parker.

          7.12 NEW JERSEY FACILITY. The Parties shall maintain an office facility in New Jersey on terms mutually agreed upon by the Parties.

                             ARTICLE 8

               CONDITIONS TO BLAUSTEIN'S OBLIGATIONS

          Blaustein's obligation to consummate the transactions to be performed by him in connection with the closing is subject to satisfaction of the following conditions:

          8.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties set forth in Article II above or in any related agreement shall be true and correct in all material respects at and as of the Closing Date as though such representations and warranties were made and given on and as of the Closing Date (other than the representations and warranties made as of a particular date, which shall be true as of such date).

          8.2 COVENANTS. Federated shall have performed and complied with all of its covenants hereunder in all material respects through the closing.

          8.3 CERTIFICATES. Federated shall have delivered to Blaustein a certificate to the effect that each of the conditions specified above in Sections 8.1 and 8.2 is satisfied in all respects.

          8.4 INJUNCTIONS. There shall not be any injunction, judgment, order, decree, ruling, or charge in effect, or any litigation that has been commenced or threatened, preventing consummation of any of the transactions contemplated by this Agreement.

          8.5 CONSENTS. Federated shall use its best efforts to obtain all authorizations, consents and approvals as required under Sections 2.5 and 2.6 above, or any schedule thereto, prior to the closing. Each such authorization, consent and approval shall be in form and substance
reasonably acceptable to Blaustein.   Any filing required by any
governmental entity prior to the closing, including, without limitation, the Registration Statement described in Section 5.7 above, shall have been made to said entity in conformity with applicable law and regulations, and any such filing that is material shall have been accepted by said entity prior to the closing. Federated shall have received from the SEC a declaration of effectiveness as to the Registration Statement.

          8.6  CORPORATE APPROVALS.

          (a) The Agreement and the transactions contemplated hereby shall have been approved by the Board of Directors of Federated within 30 days of the date of this Agreement.

          (b) The Amendment, as defined in Section 5.8, shall have been approved by the shareholders of Federated not later than January 31, 1998.

          8.7 ADDITIONAL DELIVERIES. All actions to be taken by Federated in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Blaustein.

          8.8 NO MATERIAL ADVERSE CHANGE. No Federated Material Adverse Effect shall have occurred.

          8.9 RESIGNATION BY FEDERATED'S CURRENT BOARD OF DIRECTORS AND EXECUTIVE OFFICERS. Except as provided in Sections 7.10 and 7.11 above, by the Closing Date all members of Federated's Board of Directors and all executive officers of Federated shall have resigned, and Federated shall have accepted such resignations.

          8.10 FEDERATED NET WORTH. On the Closing Date, Federated's shareholders' equity, as determined by the accounting firm of Bederson & Company, L.L.P., shall not be less than $400,000.

          8.11 AUDITORS' OPINION. The accounting firm of Bederson & Company, L.L.P., shall have delivered to Blaustein an opinion reasonably satisfactory in form and substance to Blaustein (based on certain assumptions and representations of Blaustein, Wise, and Federated), to the effect that the Exchange qualifies as a reorganization under Section 368 of the Code and that generally no income or gain will be recognized by Blaustein for federal income tax purposes as a result of the transactions contemplated by this Agreement.

          8.12 EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER EMPLOYEE
ARRANGEMENTS.

          (a) Federated shall have entered into an employment agreement with Jane A. Christy, on terms mutually agreed upon by the Parties and Ms. Christy, under which Ms. Christy shall continue to perform such services as she currently performs for Federated, and shall have the title of Vice President -- Operations, and which shall further provide: a term of one year, cash compensation of $62,500, an incentive cash bonus of $15,000 payable on the first anniversary of said employment agreement, and benefits including health insurance, lease payments on the car currently leased by Federated for her, and such other benefits as are mutually agreed upon by Ms. Christy and the Parties.

          (b) Federated shall have entered into an employment agreement with Donald Butz, on terms mutually agreed upon by the Parties and Mr. Butz, which agreement shall be for a 1-year term, and which shall provide cash compensation of not less than the amount he currently receives as an employee of Federated, and benefits including health insurance and such other benefits as are mutually agreed upon by Mr. Butz and the Parties.

          (c) In addition, Federated shall have entered into employment and non-compete agreements, in substantially the form of those used by Wise with certain of its sales personnel, with each of Michael Bachman, Raymond D'Amato, Diane D'Amato and Steven Parker.

          Blaustein may waive any condition specified in this Article VIII if he executes a writing so stating at or prior to the closing.

                             ARTICLE 9

                            TERMINATION

          9.1 TERMINATION OF AGREEMENT. Certain of the Parties may terminate this Agreement as provided below:

          (a) Federated and Blaustein may terminate this Agreement by mutual written consent at any time prior to the closing;

          (b) Blaustein may terminate this Agreement by giving written notice to Federated at any time prior to the closing if any of the following events shall have occurred:

               (i) FEDERATED'S BREACH. Federated has breached any representation, warranty, or covenant contained in this Agreement in any material respect, and Blaustein has notified Federated of the breach, and the breach has continued without cure for a period of 10 days after the notice of breach.

               (ii) FAILURE TO CLOSE BECAUSE FEDERATED FAILS TO MEET OBLIGATIONS. The closing shall not have occurred on or before January 31, 1998, by reason of the failure of any provision of Article VIII (conditions precedent to Blaustein's performance), unless said failure shall have resulted primarily from Blaustein's breaching any representation, warranty, or covenant contained in this Agreement.

          (c) Federated may terminate this Agreement by giving written notice to Blaustein at any time prior to the closing if any of the following events shall have occurred:

               (i) BLAUSTEIN'S BREACH. Blaustein has breached any representation, warranty, or covenant contained in this Agreement in any material respect, and Federated has notified Blaustein of the breach, and the breach has continued without cure for a period of 10 days after the notice of breach.

               (ii) FAILURE TO CLOSE BECAUSE BLAUSTEIN FAILS TO MEET OBLIGATIONS. The closing shall not have occurred on or before January 31, 1998, by reason of the failure of any provision of Article VII (conditions precedent to Federated's performance), unless said failure shall have resulted primarily from Federated's breaching any representation, warranty, or covenant contained in this Agreement.

          (d) Federated may terminate this Agreement if its Board of Directors determines in good faith that a written proposal for a Competing Transaction under Section 5.4 above is more favorable from a financial point of view to its shareholders than the transactions contemplated by this Agreement (including any adjustment to the terms and conditions of the transactions under this Agreement, proposed by the other Parties in response to such Competing Transaction), and is in said shareholders' best interests. Federated may terminate this Agreement and enter into an agreement with respect to such Competing Transaction, PROVIDED THAT it has complied with the provisions of Section 5.4(c) concerning notice to the other Parties of negotiations, and at least 2 business days prior to any such termination, Federated has provided the other Parties written notice that it intends to terminate this Agreement pursuant to this Section 9.1(b), which notice shall identify the Competing Transaction then determined to be more favorable.

          9.2 EFFECT OF TERMINATION. Except as provided in Section 9.3 below, and except for any liability of any Party then in breach, if any Party terminates this Agreement pursuant to Section 9.1 above, all rights and obligations of the Parties hereunder shall terminate without any liability of any Party to any other Party; PROVIDED, HOWEVER, that the provisions of Section 5.3(b) (confidentiality), Article X (Indemnification) and Section 12.13 (expenses) of this Agreement shall survive termination.

          9.3 PAYMENT UPON TERMINATION. If Federated terminates this Agreement pursuant to clause (d) of Section 9.1, then Federated shall pay to Blaustein the reasonable documented out-of-pocket expenses incurred by Blaustein in connection with the transactions contemplated hereby, including the negotiation and execution of this Agreement, up to a maximum of $50,000.

                            ARTICLE 10

                          INDEMNIFICATION

          10.1 GENERAL.  Subject to the limitations set forth in this
Article X, Federated agrees to indemnify, defend and hold Blaustein (the "Indemnified Party") harmless from and against any and all claims, actions, suits, demands, assessments, judgments, losses, liabilities, damages, costs and expenses (including, without limitation, fines, penalties and, to the extent permitted by law, reasonable attorneys' fees) ("Indemnity Claims") suffered by said Indemnified Party resulting from the inaccuracy or incorrectness of any representation or breach of any warranty made by Federated under this Agreement, if, but only if, and then only to the extent that, the inaccuracy or incorrectness or breach, as the case may be, was knowing, intentional and deliberate on the part of Federated, AND FURTHER PROVIDED THAT the Indemnity Notice described at Section 10.2 below shall have been received within six months of the Closing Date. Except as provided otherwise under Article IX (Termination), the provisions of this
Article X shall be the sole remedy available to the Parties for the breach of this Agreement. In no event shall Federated's directors, officers, employees, or agents have any liability arising out of this Agreement.

          10.2 NOTICE; PAYMENT OF VALID CLAIMS. Subject to the limitations set forth in this Article X, in the event that an Indemnified Party shall assert an Indemnity Claim, said Indemnified Party shall have sent written notice thereof (the "Indemnity Notice") to an independent committee of directors (the "Independent Committee"), consisting of Harry J. Fallon, Steven Fried, and a representative of Federated's independent auditors.
The Indemnity Notice shall provide (i) an identification of the particular representation claimed to be incorrect or inaccurate, the warranty, covenant or agreement claimed to have been breached and/or the basis of the claim for indemnification, (ii) a statement in reasonable detail of the facts giving rise to such alleged inaccuracy, incorrectness or breach and/or claim for indemnification, (iii) a statement that the incorrectness or inaccuracy or breach, as the case may be, was knowing, deliberate, and intentional by Federated, and (iv) the amount in dollars by which the Indemnified Party claims to have been damaged by reason of the alleged inaccuracy, incorrectness or breach and/or the amount by which the Indemnified Party is or may be entitled to indemnification pursuant to this
Article X (said written notice of claim from the Indemnified Party being hereinafter called an "Indemnity Notice"). Except as provided in Section
10.3 (Third-Party Claims) below, upon receipt of an Indemnity Notice, the Independent Committee shall, in not less than three (3) business days, appoint a single arbitrator, who, in accordance with the rules of the American Arbitration Association, shall determine the validity of the Indemnity Claims described therein. The decision by said arbitrator shall be final and binding on the Parties. If the arbitrator determines that such Indemnity Claims are valid, Federated shall immediately issue to Blaustein a number of shares of Federated Common Stock, valued at $.36 per share (the "Indemnity Shares"), equal in value to the total amount by which such valid Indemnity Claims, aggregated with all other Indemnity Claims found valid in accordance with this Section 10.2, exceed $25,000; PROVIDED, HOWEVER, THAT the number of Indemnity Shares issued under this Section 10.2 shall be limited to an amount that, when aggregated with the Federated Common Shares described at Section 1.1, shall not exceed 80% of the total shares of Federated's common stock issued and outstanding as of the Closing Date.

          10.3 THIRD-PARTY CLAIMS. Notwithstanding any provision to the contrary in Section 10.2 above, if an Indemnity Claim should involve the proposed settlement of litigation or threatened litigation against Federated, Wise or Blaustein, the approval of the Independent Committee, acting in its sole discretion by majority vote, without referral to an arbitrator, shall be required. The decision by the Independent Committee shall be final and binding on the Parties.

          10.4 DEDUCTIBLE. In no event shall Federated be liable to an Indemnified Party to the extent that all Indemnity Claims found valid under this Article X do not exceed $25,000 in the aggregate, such that the Indemnified Party shall absorb a total of the first $25,000 of losses, costs, expenses or damages sustained by it relating to valid Indemnity Claims made hereunder and after said Indemnified Party shall have absorbed such total of $25,000 in respect to valid Indemnity Claims generally, the balance of all such valid Indemnity Claims shall be subject to indemnification as provided in this Article X, it being understood by the Parties that said $25,000 deductible amount is a cumulative aggregate deductible and is not applicable as a deduction to each Indemnity Claim individually.

          10.5 CONFORMITY WITH ARTICLE X. In no event shall an Indemnified Party's right to reimbursement in respect of any one or more Indemnity Claims be enforced or realized except in conformity with this Article X. The Indemnified Party hereby acknowledges that this Article X has been expressly bargained for in this transaction.

                            ARTICLE 11

                            DEFINITIONS

          11.1 DEFINED TERMS. As used herein, the terms below shall have the following meanings:

          "ACTIONS" means (i) any outstanding criminal, civil or administrative injunction, judgment, order, decree, ruling, or charge, contingent or otherwise and whether or not required to be disclosed, or
(ii) any action, suit, proceeding, hearing, or investigation of, in, or before any court or administrative agency of any federal, state, local, or foreign jurisdiction.

          "AFFILIATE" means, with respect to any person, any person directly or indirectly controlling, controlled by, or under common control with such other person. For purposes of this definition, "control" (including with correlative meaning, the terms "controlled by" and "under common control with") as used with respect to any person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through ownership of voting securities, by contract or otherwise.

          "FEDERATED MATERIAL ADVERSE EFFECT" means a material adverse change in or effect on the consolidated financial condition, properties, business or results of operations of Federated, taken as a whole.

          "WISE MATERIAL ADVERSE EFFECT" means a material adverse change in or effect on the consolidated financial condition, properties, business or results of operations of Wise, taken as a whole.

                            ARTICLE 12

                           MISCELLANEOUS

          12.1 SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All of the representations and warranties of the Parties contained in Articles II, III and IV shall survive for six months following the Closing Date.

          12.2 PRESS RELEASES AND PUBLIC ANNOUNCEMENTS. No Party shall issue any press release or make any public announcement relating to the subject matter of this Agreement prior to the closing without the prior written approval of Federated and Blaustein; PROVIDED, HOWEVER, that any Party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its best efforts to advise the other Parties prior to making the disclosure).

          12.3 THIRD PARTY BENEFICIARIES. This Agreement shall not confer any rights or remedies upon any person other than the Parties and their respective successors and permitted assigns.

          12.4 ENTIRE AGREEMENT. This Agreement (including the documents referred to herein) constitutes the entire agreement among the Parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they have related in any way to the subject matter hereof.

          12.5 SUCCESSION AND ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns. No Party may assign either this Agreement or any of his or its rights, interests, or obligations hereunder without the prior written approval of Federated and Blaustein.

          12.6 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

          12.7 PRONOUNS. Whenever the context requires, the use in this Agreement of a pronoun of any gender shall be deemed to refer also to any other gender, and the use of the singular shall be deemed to refer also to the plural.

          12.8 HEADINGS. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          12.9 NOTICES. All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

     IF TO BLAUSTEIN:

Martin L. Blaustein, Chairman
Wise Components, Inc.
28 Henry Street
Greenwich, Connecticut  06830

     Fax: (203) 531-7956

     and copy to:

Smith, Ranscht, Connors, Mutino,
     Nordell & Sirignano, P.C.
235 Main Street
White Plains, NY 10601
Attn: Michael Nordell, Esq.

     Fax: (914) 946-8861

     IF TO FEDERATED:

Federated Purchaser, Inc.
268 Cliffwood Avenue
Cliffwood, New Jersey 07721
Attn: Harry J. Fallon, Chairman

     Fax: (908) 290-8008

     and copy to:

Sills Cummis Zuckerman Radin
     Tischman Epstein & Gross
One Riverfront Plaza
Newark, NJ 07102-5400
Attn: Victor H. Boyajian, Esq.

     Fax: (973) 643-6500

     IF TO WISE:

Wise Components, Inc.
28 Henry Street
Greenwich, Connecticut  06830
Attn: Martin L. Blaustein, Chairman

     Fax: (203) 531-4859

     and copy to:

Smith, Ranscht, Connors, Mutino,
     Nordell & Sirignano, P.C.
235 Main Street
White Plains, NY 10601
Attn: Michael Nordell, Esq.

     Fax: (914) 946-8861

     Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

          12.10 JURISDICTION. Each of the Parties hereto, including all persons joining in this Agreement, hereby expressly agrees that jurisdiction respecting any dispute between or among them arising out of this Agreement, shall be in the appropriate State Courts of New York, or the United States District Court for the Southern District of New York.

          12.11 AMENDMENTS AND WAIVERS. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by Federated, Blaustein and Wise. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

          12.12 SEVERABILITY. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

          12.13 EXPENSES. Each party will bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby; PROVIDED, HOWEVER, that Federated shall pay 50%, and Wise shall pay 50%, of all legal and professional fees relating to the preparation and filing of the Registration Statement.

          12.14 CONSTRUCTION. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation.

          12.15 INCORPORATION OF EXHIBITS AND SCHEDULES. The Exhibits and Disclosure Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.


          IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first above written.


                         FEDERATED PURCHASER, INC.


                         By:
                            Harry J. Fallon

                         Title: President


                         WISE COMPONENTS, INC.


                         By:
                            Martin L. Blaustein

                         Title: Chairman


                         MARTIN L. BLAUSTEIN

                                   EXHIBIT 27

                            Financial Data Schedule