Form 10-Q
period 1998-01-31
FEDERATED PURCHASER INC
filed 1998-03-12
CIK 34977

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JANUARY 31, 1998

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

Yes     No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 9, 1998, there were 1,719,758 shares of common stock outstanding.

                           FEDERATED PURCHASER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                                  JANUARY 31,    OCTOBER 31,
                                                    1998           1997
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                            $   135,589    $    69,358
  Accounts receivable, less allowance for doubtful
    accounts of $18,303 at January 31, 1998 and
    $16,803 at October 31, 1997, respectively         302,184        384,059
  Inventories                                         246,148        228,583
  Prepaid expenses and sundry receivables               5,989         49,754
  Note receivable - Freedom Electronics Corporation   115,000         27,500
  Restrictive covenant receivable                      18,750         24,375

  TOTAL CURRENT ASSETS                                823,660        783,629

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $118,115 and $115,259                18,127         20,600

OTHER ASSETS:
  Note receivable - over one year                      -              92,500
  Security deposits                                    10,845         10,845
  Other                                                93,601         93,601

  TOTAL OTHER ASSETS                                  104,446        196,946

TOTAL ASSETS                                      $   946,233     $1,001,175


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $      5,910   $      8,331
  Accounts payable                                    511,648        468,479
  Accrued expenses                                     57,140         31,984

  TOTAL CURRENT LIABILITIES                           574,698        508,794

LONG-TERM DEBT, net of current portion                 -              -

DEFERRED INCOME                                        18,750         24,375

TOTAL LIABILITIES                                     593,448        533,169

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares          171,976        171,976
  Additional paid-in capital                        1,692,342      1,692,342
  Accumulated deficit                             (1,450,455)    (1,335,234)
    Total                                             413,863        529,084
  Less:  Treasury stock at cost                        61,078         61,078

  TOTAL STOCKHOLDERS' EQUITY                          352,785        468,006

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   946,233     $1,001,175

                     FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                  (UNAUDITED)







                                                    1998           1997

SALES                                             $   666,033    $   801,697

OPERATING EXPENSES:
  Cost of sales                                       498,773        610,160
  Selling, shipping and general and administrative    286,321        231,964
  Interest expense                                        854            599
  Depreciation and amortization                         2,473          2,856

  TOTAL OPERATING EXPENSES                            788,421        845,579

LOSS FROM OPERATIONS                                (122,388)       (43,882)

OTHER INCOME:
  Restrictive covenant                                  2,042          3,750
  Interest income                                       5,625          2,975

  TOTAL OTHER INCOME                                    7,667          6,725

LOSS BEFORE PROVISION FOR INCOME TAXES              (114,721)       (37,157)

PROVISION FOR INCOME TAXES                                500            975

NET LOSS                                         $  (115,221)   $   (38,132)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                       1,611,317      1,611,317

LOSS PER COMMON SHARE                             $         (.07)$         (.02)

CASH DIVIDEND PER COMMON SHARE                    $          .00 $          .00

                         FEDERATED PURCHASER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                        (UNAUDITED)










COMMON STOCK

                                                 ADDITIONAL                      HELD IN
                                   COMMON STOCK         Paid-inAccumulated  TREASURY  AT COST
                                SHARES     AMOUNT    CAPITAL       DEFICIT       SHARES     AMOUNT

BALANCES - November 1, 1996		1,719,758  $171,976   $1,692,342   $(1,053,333)   108,441   $61,078


  Net loss                           -         -           -           (38,132)      -          -


BALANCES - January 31, 1997     1,719,758  $171,976   $1,692,342   $(1,091,465)   108,441   $61,078




BALANCES - November 1, 1997		1,719,758  $171,976   $1,692,342   $(1,335,234)   108,441   $61,078


  Net loss                           -         -            -         (115,221)      -          -


BALANCES - January 31, 1998     1,719,758  $171,976   $1,692,342   $(1,450,455)   108,441   $61,078
















	                     FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                  (UNAUDITED)






                                                      1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(115,221)   $  (38,132)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                      2,473         2,856
      Allowance for doubtful accounts                    1,500         1,500
      (Increase) decrease in operating assets:
        Accounts receivable                             80,375        80,133
        Inventories                                   (17,565)        59,172
        Prepaid expenses and sundry receivables         43,765         8,597
      Increase (decrease) in operating liabilities:
        Accounts payable                                43,169     (104,361)
        Accrued expenses                                25,156      (10,521)

  NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES   63,652         (756)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection on note receivable                          5,000         5,000
  Payments on notes payable and long-term debt         (2,421)       (2,655)

  NET CASH PROVIDED BY FINANCING ACTIVITIES              2,579         2,345

NET INCREASE IN CASH                                    66,231         1,589

CASH - beginning                                        69,358        95,918

CASH - end                                           $ 135,589    $   97,507


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                         $     854    $     599

                     FEDERATED PURCHASER, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JANUARY 31, 1998 AND 1997

                                  (UNAUDITED)







NOTE 1

         IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION AS OF JANUARY 31, 1998 AND THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997.

NOTE 2

         THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

ITEM 2.
                     FEDERATED PURCHASER, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE PERIODS ENDED JANUARY 31, 1998 AND 1997

      RESULTS OF OPERATIONS

      The Company recognized a loss of $115,221 on net sales of $666,033 for the three months ended January 31, 1998, as compared to a loss of $38,132 on net sales of $801,697 for the three months ended January 31, 1997. The current period loss of $115,221 is $77,089 higher than the prior year for the same three month period.

      Net sales were $666,033 for the three months ended January 31, 1998, compared to $801,697 for the three months ended January 31, 1997, for a decrease of $135,664, or 16.9%, over the prior year. The decrease in net sales for the current three month period ended January 31, 1998, as compared to the three month period ended January 31, 1997, is due to intense competition, particularly in the Northeast United States, and trends adversely affecting the electronics industry as a whole. These competitive circumstances have continued to reduce Federated's sales volume, which, along with gross margins, must improve in the short-term and in the long-term for Federated to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has resulted in management seeking additional sales volume through price reductions, and certain other industry trends which adversely impact smaller electronics distributors. These trends include the consolidation of other small distributors, the increase in the use of technology (which Federated's limited capital resources have not permitted it to acquire), the diminished availability of capital within the business, marketplace changes favoring value-added services, and the reduction of franchises by major vendors. While management continues its effort to improve sales volume while preserving Federated's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse Federated's negative results of operations.

      Cost of sales were $498,773 for the three months ended January 31, 1998 as compared to $610,160 for the three months ended January 31, 1997, a decrease of $111,387 or 18.3% over the prior year. The decrease is the result of the decrease in sales volume for the three months ended January 31, 1998 as compared to the three months ended January 31, 1997. The gross profit percentage for the three months ended January 31, 1998 was 25.1% as compared to 23.9% of the three months ended January 31, 1997 or an increase of 1.2% over the prior year. The increase in gross profit percentage is the result of modest increases in sales prices to customers. There can be no assurances that the minor improvement in Federated's gross profit percentage can be sustained, or that lower gross profits associated with the reduction in sales volume will not force Federated to seek protection under the United States Bankruptcy Code.

      Selling, shipping and general and administrative ("SSG&A") expenses were $286,321 for the three months ended January 31, 1998, as compared to $231,964 for the three months ended January 31, 1997, an increase of $54,357 over the prior year. The increase is primarily the result of an increase of approximately $14,000 in sales salaries and an increase of approximately $38,000 in professional fees. Management anticipates that further reductions in SSG&A expenses will be necessary to reverse Federated's negative results of operations.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $281,901 for the year ended October 31, 1997, and the operating loss of $115,221 for the three months ended January 31, 1998. Moreover, the Company's liquidity position may be negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, decrease the Company's sales levels, gross profit margins, or both. The Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operating costs and securing additional lines of credit from outside lenders or entering into strategic alliances. There can be no assurances that the Company's liquidity position will not continue to be impaired both in the short-term and in the future. Due to Federated's impaired liquidity position, negative financial performance, reliance on cash to sustain operations and certain other factors, Federated's independent auditors raised substantial doubt regarding Federated's ability to continue as a going concern in Federated's annual report for the year ended October 31, 1997. If Federated is not successful in achieving any or all of its strategic objectives, it may have to seek projection under the United States Bankruptcy Code.

      Cash and cash equivalents increased by $66,231 for the three months ended January 31, 1998 compared to an increase of $1,589 for the three months ended January 31, 1997. For the three months ended January 31, 1998, the Company provided cash from operating activities primarily from a decrease in accounts receivable of $80,375, and increase of $68,325 in accounts payable and accrued expenses and the loss from the quarter of $115,221. For the three months ended January 31, 1997, the Company used net cash of $756 from operating activities primarily as the result of the operating loss of $38,132, a decrease of $80,133 in accounts receivable, a decrease of $59,172 in inventories and a decrease of $104,361 in accounts payable. The Company provided cash by financing activities of $2,579 for the quarter ended January 31, 1998, primarily as a result of a $5,000 collection for a note receivable and payments on long-term debt of $2,421. For the three months ended January 31, 1997, the Company provided cash from financing activities of $2,345, primarily for the $5,000 collection of a note receivable and payments on long-term debt of $2,655.

      Based upon the Company's continuing losses, the Company has experienced periods of declining cash balances, which have negatively impacted the accounts payable balances of trade creditors. The Company has been slow in the payment of its accounts payable and approximately 51% of its accounts payable are over 30 days old and 21% are over 60 days old as of January 31, 1998. On open trade accounts payable for unsecured creditors, the Company has no knowledge of any pending or threatened legal actions which would force the Company into bankruptcy. As of January 31, 1998, open trade accounts payable and accrued expenses for unsecured creditors totaled $568,788. Secured creditors on long-term debt, namely for the purchase of computer equipment totaled $5,910. The Company anticipates that the increased cash flow and greater efficiency resulting from the Exchange will enable it to resume a current payment schedule, and plans to do so as soon as it becomes practicable; its ability to do so quickly is limited by the fact that Federated is not receiving cash under the Exchange.

      CAPITAL RESOURCES - WORKING CAPITAL REQUIREMENTS

      Federated currently has no access to any outside source of capital, except for approximately $5,910 outstanding under an existing equipment financing arrangement. While management continues to seek new sources of financing from other financial institutions, no such arrangements has yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves, which continue to deteriorate as a result of the Company's recurring operating losses. There can be no assurances that the Company's current cash reserves will be sufficient to satisfy the Company's financing requirements or that the Company's inability to obtain capital from outside sources will not impair its ability to continue future operations.

      Federated maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded with incurred. Federated's accounting policies with respect to customer right of returns is to require written authorization by Federated, except for special order items, which are handled on a case by cash basis.

      The Company's balance sheet at January 31, 1998 reflects working capital of $248,962 as compared to $457,683 at January 31, 1997, which represents a decrease of $208,721.

      The Company's stockholders' equity amounted to $352,785 at January 31, 1998, equivalent to a book value per common share of $.21. As of January 31, 1997, stockholders' equity amounted to $711,784 equivalent to a book value per common share of $.44.

      On October 1, 1997, Federated Purchaser, Inc. signed an agreement whereby Federated will acquire all of the outstanding shares of stock of Wise
Components, Inc. from Martin L. Blaustein, in an exchange of stock (the "Exchange") which will be accounted for as a purchase.

      GOING CONCERN QUESTION

      The Company is addressing the threat to its ability to continue as a going concern primarily by pursuing the Exchange with Wise and Mr. Blaustein, and by continuing its efforts to diminish costs and increase sales -- both of which will be much easier to attain with the addition of Wise's resources. It is estimated that $150,000 would constitute sufficient funds to overcome the threat to Federated's ability to continue as a going concern. Under the Exchange, neither Wise nor Blaustein have committed to provide these funds, and it is doubtful that the Company will be able to raise these funds either through results of operations or by other means. However, management believes that as the two firms integrate their operations, the losses experienced by Federated will be offset by the much stronger operations of Wise. The combination of the two firms will also allow Federated to reduce certain of its operating expenses by eliminating overlapping operations. Assuming consummation of the Exchange, the Company's auditors have indicated that their report for the year ending December 31, 1998 will not include any question regarding Federated's ability to continue as a going concern.

PART II - OTHER INFORMATION

                     	   FEDERATED PURCHASER, INC.
                               OTHER INFORMATION
                           JANUARY 31, 1998 AND 1997

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

      THE COMPANY WAS NOT REQUIRED TO REPORT ANY MATERIAL, UNUSUAL CHARGES OR CREDITS TO INCOME PURSUANT TO ITEM 10(A) OR A CHANGE IN INDEPENDENT ACCOUNTANTS PURSUANT TO ITEM 12 OF FORM 8-K FOR THE THREE MONTHS ENDED JANUARY 31, 1998 OTHER THAN WHICH HAS BEEN REPORTED.

      THERE WERE NO SECURITIES OF THE COMPANY SOLD BY THE COMPANY DURING THE THREE MONTHS ENDED JANUARY 31, 1998, WHICH WERE NOT REGISTERED UNDER THE SECURITIES ACT OF 1933, IN RELIANCE UPON AN EXEMPTION FROM REGISTRATIONS PROVIDED BY SECTION 4(2) OF THE ACT.

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




MARCH 10, 1997
Date