Form 10-Q/A
period 1998-01-31
FEDERATED PURCHASER INC
filed 1998-04-16
CIK 34977

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

This Amendment 1 on Form 10-Q/A to the Registrant's Quarterly Report for the year ended January 31, 1998 on Form 10-Q is submitted to reflect the amendment of Item 1 to add explanatory notes to the Consolidation Condensed Statements of Operations, appearing on page 4. No other Items of said Registrant's Quarterly Report on Form 10-Q are amended.

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




                     FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                  (UNAUDITED)







                                                    	1998           1997
SALES                                            	$   666,033 	$   801,697

OPERATING EXPENSES:
  Cost of sales                                         498,773         610,160
  Selling, shipping and general and administrative    	286,321			231,964
  Interest expense                                        	854			    599
  Depreciation and amortization                           2,473           2,856

  TOTAL OPERATING EXPENSES                            	788,421         845,579

LOSS FROM OPERATIONS                                   (122,388)	    (43,882)

OTHER INCOME:
  Restrictive covenant                                    2,042           3,750
  Interest income                                         5,625           2,975

  TOTAL OTHER INCOME                                      7,667           6,725

LOSS BEFORE PROVISION FOR INCOME TAXES                 (114,721)        (37,157)

PROVISION FOR INCOME TAXES                                  500             975

NET LOSS                                         	$  (115,221)	$   (38,132)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                     	  1,611,317   	  1,611,317

LOSS PER COMMON SHARE                            	$      (.07)	$      (.02)

CASH DIVIDEND PER COMMON SHARE                   	$       .00		$       .00


NOTE A - The computations of losses per share are based upon the Company's net loss of $115,221 and $38,132 for the three months ended January 31, 1998 and 1997, respectively, divided by the weighted average number of shares outstanding of 1,611,317 in 1998 and 1997.

There were no common stock equivalents or other reconciling items effecting either the numerator or denominator in calculated earnings (loss) per share.

                         FEDERATED PURCHASER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                        (UNAUDITED)









																				   COMMON STOCK
													 ADDITIONAL                       HELD IN
                                   COMMON STOCK      Paid-in	  Accumulated    TREASURY  AT COST
 								SHARES     AMOUNT    CAPITAL      DEFICIT        SHARES    AMOUNT

BALANCES - November 1, 1996		1,719,758  $171,976  $1,692,342   $(1,053,333)   108,441   $61,078


  Net loss                              -         -           -       (38,132)         -         -


BALANCES - January 31, 1997     1,719,758  $171,976  $1,692,342   $(1,091,465)   108,441   $61,078




BALANCES - November 1, 1997		1,719,758  $171,976  $1,692,342   $(1,335,234)   108,441   $61,078


  Net loss                              -         -           -      (115,221)         -         -


BALANCES - January 31, 1998     1,719,758  $171,976  $1,692,342   $(1,450,455)   108,441   $61,078


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




APRIL 16, 1998
Date