Form 10-K/A
FEDERATED PURCHASER INC
filed 1998-04-16
CIK 34977

FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
[X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997   COMMISSION FILE NUMBER: 0-7235

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

   This Amendment 2 on Form 10-K/A to the Registrant's Annual Report for the year ended October 31, 1997 on Form 10-K is submitted to reflect the amendment of Items 7 and 8. No other Items of the Registrant's Annual Report on Form 10-K are amended.

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

                                    PART I

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

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the $281,901 loss for the year ended October 31, 1997, the loss of $414,826 for the year ended October 31, 1996 and the loss of $546,062 for the year ended October 31, 1995. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers from smaller to larger distributors, continue to decrease Federated's sales levels, gross profit margins, or both. While Federated enhanced its short-term liquidity position when it received a one-time cash payment of $755,845 from its November 15, 1994 divestiture of a former subsidiary, Freedom Electronics, those proceeds have been used to sustain operations since that time. Thus, Federated's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operations costs, securing additional lines of credit from outside lenders or entering into strategic alliances. Due to Federated's impaired liquidity position, negative financial performance, reliance on cash to sustain operations and certain other factors, Federated's independent auditors raise substantial doubt regarding Federated's ability to continue as a going concern in Federated's annual report for the year ended October 31, 1997. If Federated is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code. While there can be no assurances, management believes that the Proposed Transaction will improve the Company's operating performance and financial condition. See "Going Concern Question", below, and Note 14 to the Consolidated Financial Statements.

      Cash and cash equivalents decreased by $26,560 for the year ended October 31, 1997 as compared to a decrease of $90,597 for the year ended October 31, 1996 and an increase of $23,655 for the year ended October 31, 1995. During the year ended October 31, 1997, the Company used net cash of $71,461 from operating activities primarily from the net loss of $281,901, a decrease of $118,762 in accounts receivable, a decrease of $85,864 in inventories and a increase of $30,741 in accounts payable and accrued expenses. The Company generated cash of $55,525 for the year ended October 31, 1997, primarily though collections of a note receivable from Freedom Electronics of $55,000. During the year ended October 31, 1997, the Company used cash of $10,624 for payments on long-term debt.

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

      During the year ended October 31, 1995, the Company used net cash of $474,722 from operating activities, primarily because the net loss for the year. The Company generated cash from investing activities of $573,001 for the year ended October 31, 1995, primarily from the $755,845 proceeds on the divestiture of Freedom, and used cash of $286,224 to purchase marketable securities, while redeeming marketable securities of $192,439. During the year ended October 31, 1995, the Company used cash of $74,624 to pay off a note payable in the amount of $63,999 and long-term debt in the amount of $10,625. The note was pursuant to a credit line agreement with New Jersey National Bank, which had previously been withdrawn by the bank. The note was secured by accounts receivable and inventory of the Company. As part of the consideration received in connection with the divestiture of Freedom, Federated was relieved of its obligations under a note payable to United Jersey Bank in the amount of $250,000. Federated had been a guarantor of this obligation of Freedom.

      Based upon the Company's continuing losses, the Company has experienced periods of declining cash balances, which have negatively impacted the accounts payable balances of trade creditors. The Company has been slow in the payment of its accounts payable and approximately 47% of its accounts payable are over 30 days old and 21% are over 60 days old as of October 31, 1997. On open trade accounts payable for unsecured creditors, the Company has no knowledge of any pending or threatened legal actions which would force the Company into bankruptcy. As of October 31, 1997, open trade accounts payable and accrued expenses for unsecured creditors totaled $500,463. Secured creditors on long-term debt, namely for the purchase of computer equipment totaled $8,331. As of October 31,1996, open trade accounts payable and accrued expenses for unsecured creditors totaled $469,712, and secured creditors on long-term debt, namely for the purchase of computer equipment totaled $18,955. The Company anticipates that the increased cash flow and greater efficiency resulting from the Exchange will enable it to resume a current payment schedule, and plans to do so as soon as it becomes practicable.

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

      On November 15, 1994, by unanimous vote of all non-interested directors, Federated divested its subsidiary, Freedom. In consideration of the divestiture of 100% of the outstanding shares of Freedom, Federated received approximately $360,500, including $100,000 in cash, a $210,000 promissory note and 88,889 shares of common stock of Federated (representing 4.9% of the outstanding class of common shares) held personally by Freedom's President. In addition, the parties entered into customary covenants not to compete, pursuant to which Federated became entitled to receive $90,000 over a four year period. As part of this transaction, certain intercompany indebtedness to Federated was satisfied by payment of an additional $656,000. While there are no written, oral or other binding agreements between Federated and Freedom regarding their ongoing business relationship, both Federated and Freedom anticipate selling certain goods to each other on mutually beneficial terms. During the period November 16, 1994 to October 31, 1995, the period immediately following the divestiture of Freedom, Freedom sold goods to Federated in the amount of $76,112 and Federated sold goods to Freedom for $69,193. During the year ended October 31, 1996, Federated purchased goods from Freedom totaling $776 and did not sell any goods to Freedom during the same period. During the year ended October 31, 1997, Federated did not purchase any goods from Freedom, nor did it sell any goods to Freedom.

      The loss on the divestiture of Freedom amounted to $182,791 or $.11 per share.

      GOING CONCERN QUESTION

      The Company is addressing the threat to its ability to continue as a going concern primarily by pursuing the Exchange with Wise and Mr. Blaustein, and by continuing its efforts to diminish costs and increase sales -- both of which will be much easier to attain with the addition of Wise's resources. It is estimated that $150,000 would constitute sufficient funds to overcome the threat to Federated's ability to continue as a going concern. Under the Exchange, neither Wise nor Blaustein have committed to provide these funds, and it is doubtful that the Company will be able to raise these funds either through results of operations or by other means. Based on Federated's current impaired liquidity, in the event the Exchange is not consummated, management believes that Federated can continue operations for the next two to three months without the protection of the federal bankruptcy laws. There can be no assurances that Federated will not seek bankruptcy protection at an earlier date. However, assuming consummation of the Exchange, management believes that as the two firms integrate their operations, the losses experienced by Federated will be offset by the much stronger operations of Wise. The combination of the two firms will also allow Federated to reduce certain of its operating expenses by eliminating overlapping operations. Assuming consummation of the Exchange, the Company's auditors have indicated that their report for the year ending December 31, 1998 will not include any question regarding Federated's ability to continue as a going concern.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                     FEDERATED PURCHASER, INC.


                   CONSOLIDATED FINANCIAL STATEMENTS

                    OCTOBER 31, 1997, 1996 AND 1995

                     FEDERATED PURCHASER, INC.

                     OCTOBER 31, 1997, 1996 AND 1995










                                   CONTENTS



      PAGE


Independent Auditors' Report                                                 9


Consolidated Balance Sheets                                                 10


Consolidated Statements of Operations                                       11


Consolidated Statements of Stockholders' Equity                             12


Consolidated Statements of Cash Flows                                    13-14


Notes to Consolidated Financial Statements                               15-19

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

                          FEDERATED PURCHASER, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995










																						 Common Stock
                                                			Additional                      Held in
                                  COMMON STOCK          	Paid-in		Accumulated		 Treasury At Cost
                             	SHARES    	AMOUNT     		CAPITAL   	(DEFICIT)  		SHARES		AMOUNT

BALANCES - October 31, 1994		1,719,758	$   171,976		$1,692,342	$   (92,445)	19,552		$  16,633

  Purchase of treasury stock		    -    		  -   	         -      	  -     88,889    	   44,445

  Net loss                  			-             -              -     (546,062)         -              -

BALANCES - October 31, 1995		1,719,758 	    171,976      1,692,342     (638,507)   108,441    	   61,078

  Net loss				                -        	  -         	 -     (414,826)         -              -

BALANCES - October 31, 1996		1,719,758 		171,976  	 1,692,342   (1,053,333)   108,441         61,078

  Net loss                  			-          	  -          	 -     (281,901)         -              -

BALANCES - October 31, 1997		1,719,758	$   171,976		$1,692,342	$(1,335,234)   108,441		$  61,078















                               The accompanying notes are an

                        integral part of these financial statements.

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995




                                          				1997          1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               			   $(281,901)   $ (414,826)   $(546,062)
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization        				  11,427        11,575       11,260
      Allowance for doubtful accounts      				  (9,525)        4,751        4,001
      Accrued interest income               				   -             -       (5,959)
      Loss on divestiture of Freedom Electronics, Corp.    	   -     	     -      182,791
      (Increase) decrease in current assets:
        Accounts receivable                				 118,762       (11,647)    (100,164)
        Inventories                         			  85,864        77,835       48,370
        Prepaid expenses and sundry receivables  		 (26,829)	    13,943	     (6,033)
        Tax refund receivable        					       -             -        5,119
        Decrease in security deposits       				   -		     -		  9,228
      Increase (decrease) in current liabilities:
        Accounts payable                   				  92,628        92,526      (47,095)
        Accrued expenses                 			     (61,887)	    35,387      (30,178)

  NET CASH USED BY OPERATING ACTIVITIES   				 (71,461)     (190,456)    (474,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on divestiture of Freedom Electronics, Corp.	       -     		 - 	    100,000
  Investment in subsidiary                 					   -	         -      (50,471)
  Purchase of marketable securities					           -             -     (286,224)
  Sale of marketable securities					               -        99,744      192,439
  Advance to subsidiary                    					   -             -      (15,500)
  Purchase of property and equipment				       	   -		  (471)	     (2,688)
  Collection of note receivable             			  55,000        35,000      655,845
  (Increase) decrease in association membership costs	     525	   (23,672)		(20,400)

  NET CASH PROVIDED BY INVESTING ACTIVITIES     		  55,525	   110,601	    573,001

CASH FLOWS USED BY FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt		 (10,624)	   (10,742)	    (74,624)

NET INCREASE (DECREASE) IN CASH            				 (26,560)	   (90,597)	     23,655

CASH - beginning of year                    			  95,918       186,515      162,860

CASH - end of year                      				$ 69,358	$   95,918	  $ 186,515

                                  (Continued)

                         The accompanying notes are an
                  integral part of these financial statements.

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995





                		                         1997          1996         	1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                        			$      2,850	$      2,828	$    3,811

      Income taxes                   			$        404	$          -    $      421




NON-CASH INVESTING AND FINANCING ACTIVITY:
  Divestiture of Freedom Electronics Corp.,
    summarized as follows:
      Selling price                				$          -	$          -	$1,100,290


      Less:
	  Note receivable						               -             -        (210,000)
        Restrictive covenant                			   -               -       (90,000)
        Treasury stock                      			   -               -       (44,445)

      Cash received								$          -	$          -	$  755,845


  Cash received                    				$          -	$          -    $  755,845

  Applied to:
    Sale of stock                           			   - 	           -      (100,000)
    Intercompany indebtedness               			   -               -      (655,845)

                                            		       -               -      (755,845)

                                  				$          -	$          -	$        -









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

        REVENUE RECOGNITION
        Federated Purchaser, Inc. and its subsidiaries, ("the Company" or "Federated") maintain their records on the accrual basis of accounting. Income is earned and recorded at the time of shipment, which is when title passes. Expenses are recorded when incurred. Any merchandise returned by customers in the normal course of business must be pre-approved by management.

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

    NET LOSS PER COMMON SHARE
    The computations of losses per share are based upon the Company's net loss of $281,901, $414,826 and $546,062 for the years ended October 31, 1997,
    1996 and 1995, respectively, divided by the weighted average number of shares outstanding of 1,611,317 in 1997 and 1996 and 1,614,726 in 1995.

    There were no common stock equivalents or other reconciling items affecting either the numerator or denominator in calculating earnings (loss) per share.

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


NOTE 7 - LONG-TERM DEBT

        Long-term debt payable consist of the following:
                                                       				  1997         	  1996
           IBM Credit Corporation, payable in monthly
           installments of $1,122, including interest
           at 11% through July 1998, secured by data
           processing equipment.                      				$  8,331    	$ 18,955

           Less:  Current portion                         			   8,331          10,624

           Total long-term debt                     				$      - 		$  8,331

NOTE 8 - ACCRUED EXPENSES

        Accrued expenses as of October 31, consist of the following:

                                                       	  			  1997       	  1996

           Payroll                                     				$12,944			$ 17,693
           Professional fees                             			 11,680      	  63,470
           Sundry                                        			  7,360      	  12,698

           Total accrued expenses                      				$31,984     	$ 93,861


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

        In consideration of the divestiture of 100% of the outstanding shares of Freedom, Federated Purchaser, Inc. received approximately $354,000, including $100,000 in cash, a $210,000 7% promissory note due on November 15, 1998 and 88,889 shares of common stock of Federated
        (representing 4.9% of the class outstanding) held personally by Freedom's President. In addition, the parties entered into customary covenants not to compete, pursuant to which Federated would become entitled to receive $90,000 over a period of four years. As part of this transaction certain intercompany indebtedness to Federated was satisfied by payment of an additional $656,000.

        The loss on the divestiture of Freedom amounted to $182,791 or $.11 per share.

NOTE 14 - PROPOSED ACQUISITION

        On October 1, 1997, Federated Purchaser, Inc. signed an agreement whereby Federated will exchange 4,491,988 newly issued shares of its common stock having a per share value of $.22 for all of the outstanding capital stock of Wise Components, Inc. ("Wise"). As a result of this transaction the controlling interest of Wise will also become the controlling interest of Federated. For financial statement purposes, Wise is deemed to be the acquiror of Federated and the transaction will be recorded by Wise under the purchase method of accounting. Once the transaction has been concluded, the financial position and results of operations of Federated will thereafter be consolidated with Wise.

        In order to conclude the transaction referred to in the preceding paragraph, Federated will increase the number of common shares it has authorized, from 5,000,000 to 10,000,000 shares. This increase has not yet been approved by the shareholders of Federated; accordingly, the issuance has not been recorded as of October 31, 1997.

                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Federated Purchaser, Inc.
Cliffwood, New Jersey


We have audited the financial statements of Federated Purchaser, Inc. and its subsidiaries as of October 31, 1997 and have issued our report thereon dated January 8, 1998; such financial statements and report are included elsewhere in this Form 10K. Our audit also included the financial statements schedules of Federated Purchaser, Inc. and its subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                    BEDERSON & COMPANY LLP






January 8, 1998
West Orange, New Jersey

                                                                 SCHEDULE VIII



                     FEDERATED PURCHASER, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES










   COLUMN A                     COLUMN B     COLUMN C    COLUMN D     COLUMN E

                                            	Additions
                                            	Charged to
                                    Balance at  Profit and  Deductions  Balance
                                    Beginning   Loss or       From      at Close
CLASSIFICATION                   	OF PERIOD	INCOME		RESERVES	OF PERIOD


Year ended October 31, 1997:
  Allowance for doubtful accounts	$ 26,339	$   6,000	$ 15,536	$ 16,803



Year ended October 31, 1996:
  Allowance for doubtful accounts	$ 22,835	$   4,751	$  1,247	$ 26,339



Year ended October 31, 1995:
  Allowance for doubtful accounts	$ 28,682	$  13,235	$ 19,082	$ 22,835

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERATED PURCHASER, INC.



                                          By:/S/ HARRY J. FALLON
                                          HARRY J. FALLON, President
April 16, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURES:                        TITLE                        DATE


/S/ HARRY J. FALLON          Acting Chairman, President,   April 16, 1998
HARRY J. FALLON              Principal Executive Officer,
                             Principal Financial
                             Officer, Principal
                             Accounting Officer and
                             Director


/S/ EDMUND L. HOENER         Director                      April 16, 1998
EDMUND L. HOENER


/S/ EDWIN S. SHORTESS        Director                      April 16, 1998
EDWIN S. SHORTESS


/S/ JANE A. CHRISTY          Director, Vice                April 16, 1998
JANE A. CHRISTY              President Operations