Form 10-Q
period 1998-04-30
FEDERATED PURCHASER INC
filed 1998-06-15
CIK 34977

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    APRIL 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 27, 1998, there are 1,719,758 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
















                     FEDERATED PURCHASER, INC.


                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                            APRIL 30, 1998 AND 1997

                     FEDERATED PURCHASER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                                   	April 30,     October 31,
                                                   	  1998          1997
                                                   	(Unaudited)
CURRENT ASSETS:
  Cash                                             	$   76,229    $   69,358
  Accounts receivable, less allowance for doubtful
    accounts of $19,803 at April 30, 1998 and $16,803
    at October 31, 1997, respectively                 	   386,532       384,059
  Inventories                                         	   194,941       228,583
  Prepaid expenses and sundry receivables             	     1,606        49,754
  Note receivable - Freedom Electronics Corporation       107,500        27,500
  Restrictive covenant receivable                          15,000        24,375

  TOTAL CURRENT ASSETS                                    781,808       783,629

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $131,347 and $126,687                    15,941        20,600

OTHER ASSETS:
  Note receivable, Freedom Electronics Corporation,
    net of current portion                                      -        92,500
  Security deposits                                        10,845        10,845
  Other                                                    93,601        93,601

  TOTAL OTHER ASSETS                                      104,446       196,946

TOTAL ASSETS                                       	$  902,195    $1,001,175

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                	$    3,254    $    8,331
  Accounts payable                                 	   613,686       468,479
  Accrued expenses                                 	    36,772        31,984

  TOTAL CURRENT LIABILITIES                        	   653,712       508,794

DEFERRED INCOME                                    	    15,000        24,375

TOTAL LIABILITIES                                  	   668,712       533,169

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares       	   171,976       171,976
  Additional paid-in capital                       	 1,692,342     1,692,342
  Accumulated deficit                              	(1,569,757)   (1,335,234)
    Total                                          	   294,561       529,084
  Less:  Treasury stock at cost                    	    61,078        61,078

  TOTAL STOCKHOLDERS' EQUITY                       	   233,483       468,006

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         	$  902,195    $1,001,175




                                      (1)

                         FEDERATED PURCHASER, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                       (Unaudited)








          								      Three Months Ended       Six Months Ended
          							                APRIL 30,               APRIL 30,
          									   1998       1997    	   1998        1997

SALES                              			    $  721,263	 $  876,689	$1,387,296   $1,678,386

OPERATING EXPENSES:
  Cost of sales                       				  547,181	    672,835	 1,045,954    1,282,995
  Selling, shipping and general and administrative       296,843	    266,710	   583,164	 498,674
  Interest expense                        				 840         708         1,694        1,307
  Depreciation and amortization         			    2,188       3,290         4,661        6,146

  TOTAL OPERATING EXPENSES            				  847,052     943,543     1,635,473    1,789,122

LOSS FROM OPERATIONS                 				 (125,789)    (66,854)     (248,177)    (110,736)

OTHER INCOME:
  Restrictive covenant               				    3,750       9,375         9,375       13,125
  Interest income                       			    1,298       3,908         3,340        6,883
  Miscellaneous income                  			    1,639           -         1,639            -

  TOTAL OTHER INCOME                    			    6,687      13,283        14,354       20,008


LOSS BEFORE PROVISION FOR
   INCOME TAXES                      				 (119,102)    (53,571)     (233,823)     (90,728)

PROVISION FOR INCOME TAXES                				 200            -          700          975

NET LOSS                           			    $ (119,302) $  (53,571)	$ (234,523)  $  (91,703)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         				1,611,317   1,611,317     1,611,317    1,611,317

LOSS PER BASIC AND DILUTED
  COMMON SHARE                  				    $     (.07) $     (.03)   $     (.14)  $     (.06)

CASH DIVIDEND PER COMMON SHARE 				    $      .00	 $      .00 	$      .00   $      .00








                                           (2)

                         FEDERATED PURCHASER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED APRIL 30, 1998 AND 1997

                                        (Unaudited)










           															Common Stock
														                  Held in
									        Additional       			   Treasury
               				 COMMON STOCK       Paid-in		Accumulated        AT COST
          					SHARES  	AMOUNT  	CAPITAL    	  DEFICIT		SHARES	AMOUNT


BALANCES - November 1, 1996 	   1,719,758	$171,976	$1,692,342	$(1,053,333)	108,441	$61,078


  Net loss                               -          -          -          (91,703)         -         -


BALANCES - April 30, 1997        1,719,758	$171,976	$1,692,342	$(1,145,036)	108,441 	$61,078



BALANCES - November 1, 1997 	   1,719,758  	$171,976 	$1,692,342	$(1,335,234) 	108,441	$61,078


  Net loss                      		 -          -           -        (234,523)         -         -


BALANCES - April 30, 1998   	   1,719,758  	$171,976 	$1,692,342	$(1,569,757)   108,441	$61,078





















                                            (3)

                     FEDERATED PURCHASER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 1998 AND 1997

                                  (Unaudited)






                                                    	  1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        	$ (234,523)	$ (91,703)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                         4,661         6,146
      Allowance for doubtful accounts                       6,000         3,000
      (Increase) decrease in operating assets:
        Accounts receivable                                (8,475)        8,163
        Inventories                                        33,642        25,148
        Prepaid expenses and sundry receivables            48,148         6,960
      Increase (decrease) in operating liabilities:
        Accounts payable                                  145,207        80,871
        Accrued expenses                                    4,788       (52,818)

  NET CASH USED BY OPERATING ACTIVITIES                      (552)      (14,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of note receivable                            12,500        10,000
  Increase in association membership costs                      -        (2,273)

  NET CASH PROVIDED BY INVESTING ACTIVITIES                12,500         7,727

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Payments on long-term debt                               (5,077)       (5,312)

NET INCREASE (DECREASE) IN CASH                             6,871       (11,818)

CASH - beginning                                           69,358        95,918

CASH - ending                                     	$   76,229    	$  84,100


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                      	$    1,694	$    1,307











                                      (4)

                         FEDERATED PURCHASER, INC.
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1998 AND 1997

                                       (Unaudited)








NOTE 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1998 and the results of operations for the six months ended April 30, 1998 and 1997.

NOTE 2

The results of operations for the six months ended April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.







































                                           (5)

Item 2.
                         FEDERATED PURCHASER, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

RESULTS OF OPERATIONS

The Company recognized a loss of $234,523 for the six months ended April 30, 1998 on net sales of $1,387,296 compared to a loss of $91,703 for the six months ended April 30, 1997 on net sales of $1,678,386. The loss of $234,523 for the current six month period represents an increase of $142,820 in the loss from the prior year to the current year. The net loss for the three months ended April 30, 1998 was $119,302 compared to a net loss of $53,571 for the six months ended April 30, 1997. The current three-month loss of $119,302 is $65,731 higher than the prior year for the same three-month period. As a result of negative cash flows associated with these losses, as of April 30, 1998, working capital had decreased to $128,096 and the Company had an accumulated deficit of $1,569,757. Because the Company currently has no access to any outside source of capital (except for an existing equipment financing arrangement), management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. At April 30, 1998, the Company's cash reserves were $76,229. There can be no assurance that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

Net sales were $1,387,296 for the six months ended April 30, 1998 as compared to $1,678,386 for the six months ended April 30, 1997, a decrease of $291,090 or 17.3% under the prior year. Net sales were $721,263 for the three months ended April 30, 1998 as compared to $876,689 for the six months ended April 30, 1997, a decrease of $155,426 or 17.7% under the prior year for the same three-month period. This decrease in net sales is a result of intense competition from larger competitors, as well as certain other industry trends which negatively impact smaller electronics distributors such as the Company. These competitive circumstances have continued to reduce the Company's sales volume, which, along with gross margins, must improve in the short-term for the Company to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition which has resulted in management seeking additional sales volume through price reductions, and certain other industry trends which adversely impact smaller electronics distributors. These trends include the consolidation of other small distributors, the increase in the use of technology (which Federated's limited capital resources have not permitted it to acquire), the diminished availability of capital within the business, marketplace changes favoring value-added services, and the reduction of franchises by major vendors. While management continues its effort to improve sales volume while preserving the Company's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse the Company's negative results of operations.

Costs of sales were $1,045,954 for the six months ended April 30, 1998 compared to $1,282,995 for the six months ended April 30, 1997. Costs of sales were $547,181 for the three months ended April 30, 1998 compared to $672,835 for the three months ended April 30, 1997. The decrease in cost of sales for both the six months and three months ended April 30, 1998 is the result of the Company's decrease in sales volume. The gross profit percentage for the six months ended April 30, 1998 was 24.6% compared to 23.3% for the six months ended April 30, 1997. The increase in gross profit percentage is the result of modest increases in sales prices to customers.

                                    (6)

The gross profit percentage for the three months ended April 30, 1998 was 24.1% compared to 23.3% for the three months ended April 30, 1997. There can be no assurances that the improvement in Federated's gross profit percentage can be sustained, or that lower gross profits associated with the reduction in sales volume will not force Federated to seek protection under the United States Bankruptcy Code.

Selling, shipping and general and administrative ("SSG&A") expenses were $583,164 for the six months ended April 30, 1998, compared to $498,674 for the six months ended April 30, 1997, an increase of $84,490 or 16.9% over the prior year. The increase is primarily the result of an increase of $5,000 in office salaries and an increase of $80,000 in professional fees. For the three months ended April 30, 1998, selling, shipping and general and administrative expenses were $296,843 as compared to $266,710 for the six months ended April 30, 1997, an increase of $30,133 over the prior year. The increase is primarily the result of an increase of $42,000 in professional fees, and a decrease of $10,000 in sales salaries. Management anticipates that further reductions in SSG&A expenses will be necessary to reverse Federated's negative results of operations.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective for financial statements for periods ending after December 31, 1997, and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since there are no outstanding common stock equivalents. The Company restated all prior period amounts to reflect these calculations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $281,901 for the year ended October 31, 1997 and the operating loss of $243,523 for the six months ended April 30, 1998. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers, from smaller to larger distributors, continue to decrease the Company's sales levels, gross profit margins, or both. The Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operations costs, securing additional lines of credit from outside lenders or entering into strategic alliances. There can be no assurances that the Company's liquidity position will not continue to be impaired both in the short-term and in the future. Due to Federated's impaired liquidity position, negative financial performance, reliance on cash to sustain operations and certain other factors, Federated's independent auditors raised substantial doubt regarding Federated's ability to continue as a going concern in Federated's annual report for the year ended October 31, 1997. If Federated is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code.

Cash and cash equivalents increased by $6,871 for the six months ended April 30, 1998 compared to a decrease of $11,818 for the six months ended April 30, 1997. For the six months ended April 30, 1998, the Company used cash from operating activities of $552 primarily from the loss of $234,523, an increase of $149,995 in accounts payable and accrued expenses, a decrease of $33,642 in inventories and a decrease of $48,148 in prepaid expenses. For the six months ended April 30, 1997, the Company used net cash of $14,233 from operating activities primarily as a result of the operating loss of $91,703, a decrease of $25,148 in inventories, a decrease of $8,163 in accounts receivable, a decrease of $52,818 in accrued expenses and an increase of $80,871 in accounts payable. The Company provided cash of $12,500 from investing activities for the six months ended April 30, 1998 by collections on a note receivable.

                                    (7)

The Company provided cash of $7,727 from investing activities for the six months ended April 30, 1997 primarily from the $10,000 collection of a note receivable. The Company used cash in financing activities for the six months ended April 30, 1998 for reducing long-term debt for $5,077 and for the six months ended April 30, 1997 for reducing long-term debt for $5,312.

Based upon the Company's continuing losses, the Company has experienced periods of declining cash balances, which have negatively impacted the accounts payable balances of trade creditors. The Company has been slow in the payment of its accounts payable and approximately 55% of its accounts payable are more than 30 days old and 32% are more than 60 days old as of April 30, 1998. On open trade accounts payable for unsecured creditors, the Company has no knowledge of any pending or threatened legal actions which would force the Company into bankruptcy. As of April 30, 1998, open trade accounts payable and accrued expenses for unsecured creditors totaled $650,458. Secured creditors on long-term debt, namely for the purchase of computer equipment totaled $3,254. The Company anticipates that the increased cash flow and greater efficiency resulting from the Exchange will enable it to resume a current payment schedule, and plans to do so as soon as it becomes practicable; although its ability to do so quickly is limited by the fact that Federated is not receiving cash under the Exchange

CAPITAL RESOURCES - WORKING CAPITAL REQUIREMENTS

Federated currently has no access to any outside source of capital, except for approximately $3,254 outstanding under an existing equipment financing arrangement. While management continues to seek new sources of financing from other financial institutions, no such arrangements have yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves which continue to deteriorate as a result of the Company's recurring operating losses. There can be no assurances that the Company's current cash reserves will be sufficient to satisfy the Company's financing requirements or that the Company's inability to obtain capital from outside sources will not impair its ability to continue future operations.

Federated maintains their records on the accrual basis of accounting. Income is earned and recorded at the time of shipment which is when title passes. Expenses are recorded when incurred. Any merchandise returned by customers in the normal course of business must be pre-approved by management.

In conjunction with the sale of all the common stock of its wholly-owned subsidiary, Freedom Electronics Corporation, on November 14, 1994, Federated entered into a noncompete agreement with the purchases. The $90,000 noncompete agreement is being recognized into income over the four-year term of the agreement based upon monthly installments received.

The Company's balance sheet at April 30, 1998 reflects working capital of $128,096 as compared to $405,597 at April 30, 1997, which represents a decrease of $277,501.

The Company' stockholders' equity amounted to $233,483 at April 30, 1998, equivalent to a book value per common share of $.14. As of April 30, 1997, stockholders' equity amounted to $658,204 equivalent to a book value per common share of $.41.



                                    (8)

On  October  1,  1997,  Federated  Purchaser,  Inc. signed an agreement whereby
Federated will acquire all of the outstanding shares of stock of Wise Components, Inc. in an exchange of stock which will be accounted for as a purchase (the "Exchange"). As noted at Part II, Item 4 below, on May 28, 1998, the shareholders approved an amendment (the "Amendment") to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock. The Amendment permits the Company to issue sufficient shares under the terms of the Exchange, which has not yet closed. The parties to the Exchange are continuing to negotiate certain provisions regarding the closing, and there can be no assurance that the Exchange will ultimately be consummated. If the Company is not successful in consummating the Exchange, it may have to seek protection under the United States Bankruptcy Code.

PART II - OTHER INFORMATION

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 28, 1998, a Special Meeting of Shareholders was held to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized from 5,000,000 to 10,000,000. 1,004,052 shares of Common Stock were voted in favor of the amendment, 25,127 were opposed, and 3,045 abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

None

(b)     REPORTS ON FORM 8-K

The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the six months ended April 30, 1997 other than which has been reported.

There were no securities of the Company sold by the Company during the six months ended April 30, 1998, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by Section 4(2) of the Act.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						          FEDERATED PURCHASER, INC.
							     (Registrant)



								/s/ Harry J. Fallon
								_____________________________________
							     Harry J. Fallon, President and
								Principal Accounting Officer

6/15/98
Date

                                   (9)