Form 10-Q
period 1998-07-31
FEDERATED PURCHASER INC
filed 1998-12-16
CIK 34977

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 1998

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

                                 (732) 290-2900
              (Registrant's telephone number, including area code)


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

                          APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 14, 1998, there are 1,719,758 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
















                                             FEDERATED PURCHASER, INC.


                                    CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                              JULY 31, 1998 AND 1997






                                             FEDERATED PURCHASER, INC.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      ASSETS

                                                                              July 31,             October 31,
                                                                                1998                  1997
                                                                               (Unaudited)

CURRENT ASSETS:
  Cash                                                                        $    77,854           $    69,358
  Accounts receivable, less allowance for doubtful
    accounts of $21,303 at July 31, 1998 and $16,803
    at October 31, 1997, respectively                                             331,212               384,059
  Inventories                                                                     203,844               228,583
  Prepaid expenses and sundry receivables                                           1,604                49,754
  Note receivable - Freedom Electronics Corporation                               100,000                27,500
  Restrictive covenant receivable                                                   9,375                24,375

  TOTAL CURRENT ASSETS                                                            723,889               783,629

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation of $134,520 and $126,687                                            12,767                20,600

OTHER ASSETS:
  Note receivable, Freedom Electronics Corporation,
    net of current portion                                                          -                    92,500
  Security deposits                                                                10,845                10,845
  Other                                                                            93,601                93,601

  TOTAL OTHER ASSETS                                                              104,446               196,946

TOTAL ASSETS                                                                  $   841,102            $1,001,175

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $        -               $      8,331
  Accounts payable                                                                616,448               468,479
  Accrued expenses                                                                 90,029                31,984

  TOTAL CURRENT LIABILITIES                                                       706,477               508,794

DEFERRED INCOME                                                                     9,375                24,375

TOTAL LIABILITIES                                                                 715,852               533,169

STOCKHOLDERS EQUITY:
  Common stock, $.10 par value,
    Authorized, 5,000,000 shares,
    Issued and outstanding, 1,719,758 shares                                      171,976               171,976
  Additional paid-in capital                                                    1,692,342             1,692,342
  Accumulated deficit                                                          (1,677,990)           (1,335,234)
    Total                                                                         186,328               529,084
  Less:  Treasury stock at cost                                                    61,078                61,078

  TOTAL STOCKHOLDERS EQUITY                                                      125,250               468,006

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   841,102            $1,001,175




                                                        (1)



                            FEDERATED PURCHASER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)






                                                              Three Months Ended                     Nine Months Ended
                                                                         July 31,                             July 31,
                                                            1998             1997                 1998                1997

SALES                                                   $   592,343       $   836,668          $1,979,639         $2,515,054

OPERATING EXPENSES:
  Cost of sales                                             420,738           636,828           1,466,692          1,919,823
  Selling, shipping and general and administrative          283,869           275,579             867,033            774,253
  Interest expense                                              259               706               1,953              2,013
  Depreciation and amortization                               3,172             3,290               7,833              9,436

  TOTAL OPERATING EXPENSES                                  708,038           916,403           2,343,511          2,705,525

LOSS FROM OPERATIONS                                       (115,695)          (79,735)           (363,872)          (190,471)

OTHER INCOME:
  Restrictive covenant                                        5,625             5,625              15,000             18,750
  Interest income                                             1,837             1,838               5,177              8,721
  Miscellaneous income                                       -                 -                    1,639             -

  TOTAL OTHER INCOME                                          7,462             7,463              21,816             27,471

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                            (108,233)          (72,272)           (342,056)          (163,000)

PROVISION FOR INCOME TAXES                                   -                     40                 700              1,015

NET LOSS                                                $  (108,233)     $    (72,312)        $  (342,756)       $  (164,015)


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                               1,611,317         1,611,317           1,611,317          1,611,317

LOSS PER BASIC AND DILUTED
  COMMON SHARE                                       $         (.07)   $         (.05)      $        (.21)    $         (.10)

CASH DIVIDEND PER COMMON SHARE                       $          .00    $          .00      $          .00     $          .00














                                                               (2)



                            FEDERATED PURCHASER, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED JULY 31, 1998 AND 1997

                                   (Unaudited)










                                                                                                                  Common Stock
                                                                                                                    Held in
                                                                          Additional                                Treasury
                                                   Common Stock             Paid-in         Accumulated              At Cost
                                              Shares         Amount         Capital            Deficit       Shares       Amount


BALANCES - November 1, 1996                  1,719,758    $   171,976      $1,692,342     $(1,053,333)     108,441        $61,078


  Net loss                                      -              -               -            (164,015)       -             -


BALANCES - July 31, 1997                     1,719,758    $   171,976      $1,692,342     $(1,217,348)     108,441        $61,078



BALANCES - November 1, 1997                  1,719,758       $171,976      $1,692,342     $(1,335,234)     108,441     $   61,078


  Net loss                                       -              -               -            (342,756)       -           -


BALANCES - July 31, 1998                     1,719,758       $171,976      $1,692,342     $(1,677,990)     108,441     $  61,078























                                                                (3)



                                     FEDERATED PURCHASER, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     NINE MONTHS ENDED JULY 31, 1998 AND 1997

                                                    (Unaudited)





                                                                                    1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(342,756)         $(164,015)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                                                    7,833              9,436
      (Increase) decrease in operating assets:
        Accounts receivable                                                           52,847             89,821
        Inventories                                                                   24,739             35,097
        Prepaid expenses and sundry receivables                                       48,150                312
      Increase (decrease) in operating liabilities:
        Accounts payable                                                             147,969             59,330
        Accrued expenses                                                              58,045            (29,413)

  NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                                 (3,173)               568

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in association membership                                                  -                  (1,700)
  Collection of note receivable                                                       20,000             15,000

  NET CASH PROVIDED BY INVESTING ACTIVITIES                                           20,000             13,300

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Payments on long-term debt                                                          (8,331)            (7,445)

NET INCREASE IN CASH                                                                   8,496              6,423

CASH - beginning of period                                                            69,358             95,918

CASH - ending of period                                                           $   77,854          $ 102,341



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                     $     1,953        $     2,013

    Income taxes                                                              $       -          $       -













                                                        (4)



                            FEDERATED PURCHASER, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1998 AND 1997

                                   (Unaudited)








NOTE 1

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of July 31, 1998 and the results of operations for the nine months ended July 31, 1998 and 1997.

NOTE 2

     The results of operations for the nine months ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.






































                                                               (5)

Item 2.
                            FEDERATED PURCHASER, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)

RESULTS OF OPERATIONS

     The Company recognized a loss of $342,756 for the nine months ended July 31, 1998 on net sales of $1,979,639 compared to a loss of $164,015 for the nine months ended July 31, 1997 on net sales of $2,515,054. The loss of $342,756 for the current nine month period represents an increase of $178,741 in the loss from the prior year to the current year. The current three month loss of $108,233 is $35,921 higher than the prior year for the same three month period. As a result of negative cash flows associated with these losses, as of July 31, 1998, working capital had decreased to $17,412 and the Company had an accumulated deficit of $1,677,990. Because the Company currently has no access to any outside source of capital, management must meet its short-term capital requirements solely from cash from operations (if any) and existing cash reserves. At July 31, 1998, the Company's cash reserves were $77,854. There can be no assurance that the Company's cash reserves will be sufficient to satisfy the Company's capital requirements or that the Company's inability to obtain capital from outside sources will not force the Company to seek protection under the United States Bankruptcy Code.

     Net sales were $1,979,639 for the nine months ended July 31, 1998 as compared to $2,515,054 for the nine months ended July 31, 1997, a decrease of $535,415 or 21.3% under the prior year. Net sales were $592,343 for the three months ended July 31, 1998 as compared to $836,668 for the three months ended July 31, 1997, a decrease of $244,325 or 29.2% under the prior year for the same three month period. This decrease in net sales is a result of intense competition from larger competitors, as well as certain other industry trends which negatively impact smaller electronics distributors such as the Company. These competitive circumstances have continued to reduce the Company's sales volume, which, along with gross margins, must improve in the short- term for the Company to reverse its negative results of operations. The likelihood of achieving the necessary increases in both sales volume and gross margins continues to be compromised by several factors, including the loss of certain customers due to the departure of key sales personnel, intense industry competition and certain other industry trends which adversely impact smaller electronics distributors. These trends include the consolidation of other small distributors, the increase in the use of technology (which Federated's limited capital resources have not permitted it to acquire), the diminished availability of capital within the business, market place changes favoring value-added services, and the reduction of franchises by major vendors. While management continues its effort to improve sales volume while preserving the Company's current customer base, there can be no assurances that management will succeed in achieving the sales increases, improved margins and cost reductions which are necessary to reverse the Company's negative results of operations.

     Cost of sales were $1,466,692 for the nine months ended July 31, 1998 compared to $1,919,823 for the nine months ended July 31, 1997. Cost of sales were $420,738 for the three months ended July 31, 1998 compared to $636,828 for the three months ended July 31, 1997. The decrease in cost of sales for both the nine months and three months ended July 31, 1998 is the result of the Company's decrease in sales volume. The gross profit percentage for the nine months ended July 31, 1998 was 25.9% as compared to 23.7% for the nine months ended July 31, 1997. The gross profit percentage for the three months ended July 31, 1998 was 29.0% as compared to 23.9% for the three months ended July 31, 1997. The increase in gross profit percentage is the result of increases in sales prices to customer and the implementation of more efficient purchasing policies. There can be no assurances that the improvement in Federated's gross profit percentage can be sustained, or that lower gross profits associated with the reduction in sales volume will not force Federated to seek protection un the United States Bankruptcy Code.

     Selling, shipping and general and administrative ("SSG&A") expenses were $867,033 for the nine months ended July 31, 1998, compared to $774,253 for the nine months ended July 31, 1997, an increase of $92,780 or 12.0% over the prior year. The increase is primarily the result of an increase of $5,000 in office salaries, an increase of $108,000 in professional fees and a decrease of $22,000 in sales salaries. For the three months ended July 31, 1998, selling, shipping and general and administrative expenses were $283,869 compared to $275,579 for the nine months ended July 31, 1997, an increase of $8,290 over the prior year. The increase is primarily the result of an increase of $27,000 in professional fees, a decrease of $26,000 in sales salaries and a decrease of $5,000 in sales expenses. Management anticipates that further reductions in SSG&A expenses will be necessary to reverse the Company's negative results of operations.

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

                            FEDERATED PURCHASER, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)




LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity position has been and continues to be adversely affected by a variety of factors, including the operating loss of $281,901 for the year ended October 31, 1997 and the operating loss of $342,756 for the nine months ended July 31, 1998. Moreover, the Company's liquidity position may be further negatively impacted to the extent that certain trends, including intense competition from larger competitors in the electronics industry and the migration of certain customers, from smaller to larger distributors, continue to decrease the Company's sales levels, gross profit margins, or both. The Company's ability to satisfy its fixed costs of operations in the future will depend upon management's success in increasing sales, improving gross margins, reducing operations costs, securing additional lines of credit from outside lenders or entering into strategic alliances. There can be no assurances that the Company's liquidity position will not continue to be impaired both in the short-term and in the future. Due to Federated's impaired liquidity position, negative financial performance, reliance on cash to sustain operations and certain other factors, Federated's independent auditors raised substantial doubt regarding Federated's ability to continue as a going concern in Federated's annual report for the year ended October 31, 1997. If Federated is not successful in achieving any or all of its strategic objectives, it may have to seek protection under the United States Bankruptcy Code.

     Cash and cash equivalents increased by $8,496 for the nine months ended July 31, 1998 compared to a increase of $6,423 for the nine months ended July 31, 1997. For the nine months ended July 31, 1998, the Company used cash from operating activities of $3,173 primarily from the loss of $342,756, an increase of $206,014 in accounts payable and accrued expenses, a decrease of $52,847 in accounts receivable, a decrease of $24,739 in inventories and a decrease of $48,150 in prepaid expenses. For the nine months ended July 31, 1997, the Company generated cash from operating activities of $568 primarily as a result of a decrease of $89,821 in accounts receivable, a decrease of $35,097 in inventories, an increase of $59,330 in accounts payable offset by the net loss of $164,015 and a decrease of $29,413 in accrued expenses. The Company generated cash of $20,000 from investing activities for the nine months ended July 31, 1998 by collections on a note receivable. The Company generated cash of $13,300 for the nine months ended July 31, 19987 from investing activities from the $15,000 collected on a note receivable offset by $1,700 in association membership costs. During the nine months ended July 31, 1998, the Company used cash of $8,331 for payments on notes payable and for the nine months ended July 31, 1997 used cash of $7,445 for payments on notes payable.

     Based upon the Company's continuing losses, the Company has experienced periods of declining cash balances, which have negatively impacted the accounts payable balances of trade creditors. The Company has been slow in the payment of its accounts payable and approximately 66% of its accounts payable are over 30 days old and 53% are over 60 days old as of July 31, 1998. On open trade accounts payable for unsecured creditors, the Company has no knowledge of any pending or threatened legal actions which would force the Company into bankruptcy. As of July 31, 1998, open trade accounts payable and accrued expenses for unsecured creditors totaled $706,477.


CAPITAL RESOURCES - WORKING CAPITAL REQUIREMENTS

     Federated currently has no access to any outside source of capital. While management continues to seek new sources of financing from other financial institutions, no such arrangements have yet been established. As a result, management must meet substantially all of its short-term capital requirements from cash from operations (if any) and existing cash reserves which continue to deteriorate as a result of the Company's recurring operating losses. There can be no assurances that the Company's current cash reserves will be sufficient to satisfy the Company's financing requirements or that the Company's inability to obtain capital from outside sources will not impair its ability to continue future operations.

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

     The Company's balance sheet at July 31, 1998 reflects working capital of $17,412 as compared to $344,129 at July 31, 1997, which represents a decrease of $326,717.

     The Company' stockholders' equity amounted to $125,250 at July 31, 1998, equivalent to a book value per common share of $.08. As of July 31, 1997, stockholders' equity amounted to $585,892 equivalent to a book value per common share of $.36.

     On June 22, 1998, Wise Components, Inc. notified the Company of its intention to cease negotiations whereby Federated would acquire all of the outstanding shares of Wise Components, Inc.







































                                                               (8)

PART II - OTHER INFORMATION

                            FEDERATED PURCHASER, INC.
                                OTHER INFORMATION
                             JULY 31, 1998 AND 1997

                                   (Unaudited)



Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K


     The Company was not required to report any material, unusual charges or credits to income pursuant to Item 10(a) or a change in independent accountants pursuant to Item 12 of Form 8-K for the nine months ended July 31, 1998 other than which has been reported.

     Form 8-K filed on November 30, 1994 in regard to the divestiture of Freedom Electronics Corp.

     Form 8-K filed on December 20, 1994 in regard to the change in registrant's certifying accountant.

     There were no securities of the Company sold by the Company during the nine months ended July 31, 1998, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registrations provided by Section 4(2) of the Act.


                                                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FEDERATED PURCHASER, INC.
                                                 (Registrant)




                                             /s/ Harry J. Fallon
                                         Harry J. Fallon, President and
                                         Principal Accounting Officer



12/11/98
Date












                                                               (9)